Form 10QSB
period 2005-02-28
SPHERE OF LANGUAGE
filed 2005-04-14
CIK 1282387

As filed with the Securities and Exchange Commission on April 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2005

OR

[  ]                                 TRANSITION REPORT PURSUANT TO SECTION 13
                                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from __________ to ______________

Commission File Number 333-113606

Sphere of Language

(Exact name of registrant as specified in its charter)

Nevada	98-0413062
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

 105-1005 Columbia Street #42543, New Westminster, British Columbia, V3M 6H5

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code       (604) 592-3560

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No   X

Number of shares outstanding of the registrant’s class of common stock as of March 31, 2005: 2,820,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended February 28, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page Number
INTERIM FINANCIAL STATEMENTS

Interim Balance Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-1

Interim Statement of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-2

Interim Statement of Changes in Stockholders’ Equity. . . . . . . . . . . . . . . . . . . . .	F-3

Interim Statement of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-4

Notes to the Interim Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	F-5 – F-8

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2005

(Unaudited)

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM BALANCE SHEET

February 28, 2005 and August 31, 2004

	February 28	August 31
	2005	2004
ASSETS	Unaudited	Audited
Current
Cash	$ 7,014	$ 10,725
Prepaid Expenses	0	1,500

	$ 7,014	$ 12,225

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 1,154	$ 1,500

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
75,000,000 Common shares, par value $0.001 per share
Issued and outstanding:
2,820,000 common shares	2,820	2,820
Additional paid-in capital	18,180	18,180
Deficit accumulated during the development stage	(15,140)	(10,275)

Total Stockholders’ Equity	5,860	10,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 7,014	$ 12,225

The accompanying notes are an integral part of these financial statements

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENT OF OPERATIONS

for the six-month period ending February 28, 2005

(Unaudited)

					October 31, 2003
					(Date of Incorp-
	Three months ending		Six months ending		oration) to
	February 28		February 28		February 28,
	2005	2004	2005	2004	2005

Expenses
Organizational costs	$ -	$ -	$ -	$ 795	$ 795
Professional fees	1,550	4,000	3,963	4,000	12,663
Office and administration	174	276	902	283	1,682

Net loss for the period	$ 1,724	$ 4,276	$ 4,865	$ 5,078	$ 15,140

Basic And Diluted Loss Per Share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted Average Shares Outstanding	2,820,000	2,813,333	2,820,000	2,485,246

The accompanying notes are an integral part of these financial statements

SPHERE OF LANGUAGE

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period October 30, 2003 (Date of Incorporation) to February 28, 2005

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Capital stock issued for cash
– at $0.001	1,000,000	$ 1,000	$ -	$ -	$ 1,000
– at $0.01	1,800,000	1,800	16,200	-	18,000
– at $0.10	20,000	20	1,980	-	2,000

Net loss for the period	-	-	-	(10,275)	(10,275)

Balance, August 31, 2004	2,820,000	2,820	18,180	(10,275)	10,725

Net loss for the period	-	-	-	(4,865)	(4,865)

Balance, February 28, 2005	2,820,000	$ 2,820	$ 18,180	$ (15,140)	$ 5,860

The accompanying notes are an integral part of these financial statements

SPHERE OF LANGUAGE

(A DEVELOPMENT STAGE COMPANY)

INTERIM STATEMENT OF CASH FLOW

for the six month periods ending February 28, 2005

(Unaudited)

					October 31, 2003
					(Date of Incorp-
	Three months ending		Six months ending		oration) to
	February 28		February 28		February 28,
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$ (1,724)	$ (4,276)	$ (4,865)	$ (5,078)	$ (15,140)
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses	-	-	1,500	-	-
Accounts payable and accrued liabilities	(175)	(608)	(346)	187	1,154

Net cash used in Operating Activities	(1,899)	(4,884)	(3,711)	(4,891)	(13,986)

Cash flows from Financing Activities
Issuance of common shares	-	20,000	-	21,000	21,000

Net cash provided by Financing Activities		20,000	-	21,000	21,000

Increase (decrease) in cash during the period	(1,899)	15,116	(3,711)	16,109	7,014

Cash, balance at beginning of period	8,913	993	10,725	-	-

Cash, balance at end of period	$ 7,014	$ 16,109	$ 7,014	$ 16,109	$ 7,014

The accompanying notes are an integral part of these financial statements

SPHERE OF LANGUAGE

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

FEBRUARY 28, 2005

(Unaudited)

Note 1

Basis of Presentation

The unaudited interim financial statements as at February 28, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that these interim financial statements be read in conjunction with the August 31, 2004 audited financial statements and notes thereto.

Note 2

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003.  The Company’s year-end is August 31, 2005.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a specialty service providing editing, copy-proofing, translating, globalization, internationalization, localization and publishing of documents real or online for small to medium enterprises.  The Company will offer specialty full-color, small lot, on demand printing of the finished product.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $15,140 since inception.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

Note 3

Significant Accounting Policies

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgment.  Actual results may vary from these estimates.

Note 3

Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred.

b)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

c)

Offering Expenses

The company filed a Form SB-2 Registration Statement to offer to the public up to 850,000 common shares at $0.10 per share.  The $14,167 costs relating to this Registration Statement were charged to capital.

d)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”.  SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

e)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At February 28, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

f)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash and accounts payable and accrued liabilities approximate their fair value due to

Note 3

Significant Accounting Policies – (cont’d)

the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

g)

Foreign Currency Translation

The Company’s functional currency is Canadian dollars as all of the Company’s operations are in Canada.  The Company used the United States of America dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission and in accordance with Statement of Financial Accounting No. 52.

Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the year end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the year and are included in the Comprehensive Income Account in Stockholders’ Equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the Company are translated using the exchange rate in effect as of the transaction date.  Any exchange gains or losses are included in the Statement of Operations.

h)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 4

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On October 30, 2003, the Company issued 1,000,000 shares of common stock at $0.001 per share for cash totaling $1,000.

On November 21, 2003, the Company issued 1,800,000 shares of common stock at $0.01 per share for cash totaling $18,000.

On December 31, 2003, the Company issued 20,000 shares of common stock at $0.10 per share for cash totaling $2,000.

Note 5

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carry forward	$ 1,541
Valuation allowance for deferred tax asset	(1,541)

$ -

The amount taking into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is likely to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

At August 31, 2004, the Company has accumulated non-capital losses totaling $10,275, which are available to reduce taxable income in future taxation years.  These losses expire beginning 2024.

Note 6

Related Party Transactions

During the period October 30, 2003, (Date of Incorporation) to February 28, 2005, the Company issued 2,800,000 shares of common stock for $19,000 to directors of the Company.

Note 7

Commitment

The Company has filed a Form SB–2 Registration Statement that became effective on March 3, 2005, enabling us to offer up to 850,000 shares of common stock of our company at a price of $0.10 per share.  As of the date hereof, we have not accepted any subscriptions.

ITEM 2.   MANAGEMENT’S PLAN OF OPERATION

Sphere of Language was incorporated under the laws of the State of Nevada on October 30, 2003. Our company’s fiscal year end is August 31.

On March 3, 2005 our registration statement on Form SB-2 became effective, enabling a registered offering of a maximum of 850,000 common shares at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions for these common shares. At present, our common shares are not posted for trading or listed on any exchange. All of our outstanding common shares are currently held by our officers and directors.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We plan to provide localization services for companies that operate on an international basis and therefore require their products to be acceptable globally. Localization services includes services that converts or adapts a business’ products and services into cohesion with the language, custom and usage of the local market in which they are offered.  We believe that in order to succeed in today’s increasingly global business environment, enterprises have to do more than export their existing products worldwide - companies must become truly global. Globalization is the incorporation of a global perspective into all aspects of a company’s operations. This requires products, services, documentation, customer support, maintenance procedures and marketing reflect the local market in terms of culture, language and business requirements.

Our business will focus on the provision of localization services along with a virtual real-time translation and print-on-demand service that solves two problems common to the print and design business, namely, timely delivery and cost of delivery for automated translation services. We believe there is a need to address this problem with the growing amount of international goods both ‘physical’ and ‘intellectual’. It is important for all businesses to understand and to be able to communicate directly with their product users. The service will be an integral part of our approach in preparing products for clients here and abroad.  The average small to medium enterprise is not able to maintain the cost of an entire department for this purpose.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 Registration Statement, Amendment 5, filed on March 2, 2005.

We require $32,000 to remain operational during the next twelve months and $90,000 to fully implement our business plans for the next twelve months. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for these duties for at least the first year of operations.

We currently have $7,014 in cash in our bank account.  Based on our current level of expenditures, we can meet our cash requirements for the next ten months.  However, this contemplates that we do not implement any portion of our business plan prior to raising any funds from our offering.

Our marketing strategy will be to offer local businesses a one-stop solution for their marketing and print needs.

During the first year of operations, we will concentrate our efforts exclusively on building our client base in the numerous cities within the Provinces of Alberta and British Columbia. As we gain experience, and develop sufficient revenue from sales, we may consider expanding our business within the region and possibly to other locations within Canada. At present, we have no plans to move outside of Canada.

We currently do not have the $90,000 needed to develop our website, develop our training materials, or market our services, nor do we have a source to supply the necessary funding if we are unsuccessful in raising the capital through this offering. We believe it will take from two (2) to three (3) months to raise capital for completion of the development of our business.

During our first year of operations, we expect to make minor purchases of individual software modules in the languages our officers and directors speak fluently and begin translating smaller projects using this software.  Translation software utilizes learning algorithms that learn to translate automatically from existing translations.  What they learn is up to date, appropriate and idiomatic, as it is learned directly from human translations.  The software can be customized to any subject area or style.

Milestones

As soon as sufficient funds are available from this offering, we intend to design and build our website.  We are presently evaluating certain potential domain names, all of which contain the word ‘Sphere’. Once a decision has been made regarding a domain name, registration of our website domain name will be implemented.  The website will provide basic information and facts about the services we are offering. It will provide us with exposure to the general marketplace. The website will have the facility for prospective customers to contact us with questions and inquiries.  Web server space will be contracted from a local Internet service provider, which has not yet been chosen.  We expect that this will be fully developed within the first six months by which time the budget of $5,000 will be fully expensed.

The company’s management team will initially operate from their homes.  For the first six months of operations, the only services we plan to offer will be editing, writing and design services.  We will outsource the translations service on an as needed basis as well as we plan to outsource the digital printing during this period of early operations.

Development of our marketing and promotion materials will be the next priority.  This will include having business cards printed and brochures designed and printed.  We anticipate that these costs will be less than $5,000.  The members of the board expect to begin calling on past clients to establish their presence in the marketplace.  In addition, for areas that we do not have experience and/or equipment, we will outsource suppliers and resources personnel with the intentions of creating reliable suppliers.  This could be ongoing until such time as we are able to provide these services in-house.

By the fourth month we intend to begin purchasing office furniture and equipment as well as some computer hardware at an approximate cost of $9,000.  During this quarter we expect to arrange for selected trial software including translation software for selected languages as well as software specific to design and layout.  We expect to spend up to $7,500 on training our directors to be able to use the software.

By the seventh month we plan to purchase, for approximately $6,000, the software we have chosen.  We plan to begin offering translation services and ‘short-run’ printing.  Initial orders will be produced on the newly purchased computers using the translation and layout software.  Contracts will be accepted based on the skill set of the directors and their ability to complete the required job in a satisfactory fashion.  We will start the translation service utilizing machine translation software which provides fully automatic language translations, followed by adding the other services to provide our comprehensive specialty service package for small to medium enterprises.  At this point, we intend to lease the necessary equipment to be able to offer on demand printing in house.

At the current time, we have not developed any relationships with any private business or government agencies.  During the following two months we will endeavor to further its marketing by trying to establish corporate alliances with business and government agencies.  Our company will endeavor to establish itself as a supplier to these businesses and government agencies.  It is expected that this will involve some travel.  As well, we will seek out industry experts to source the latest available technology in both hardware and software in an attempt to keep abreast of the latest in practice and application.

Expenditures

The following is the break down of how management intends to use the proceeds if only 25 percent, 50 percent, or 75 percent of our total offering amount of $85,000 is raised:

Expenditure Item	25%	50%	75%	100%
Marketing and Promotion	4,500	12,000	18,000	20,000
Network and Computers	1,000	5,500	12,000	15,000
Training Expenses and Materials	3,000	3,500	7,500	13,000
Legal and Accounting	8,000	8,000	8,000	10,000
Consulting	800	4,000	7,500	12,000
Office Furniture, Fixtures and Supplies	500	4,000	4,750	6,000
Website	2,000	3,000	3,000	5,000
Hosting and Telecom	700	1,500	2,000	3,000
Miscellaneous Administrative Costs	750	1,000	1,000	1,000
Total	$21,250	$42,500	$63,750	$85,000

The above expenditure items are defined as follows:

Marketing and Promotion: This item refers to the cost of a basic marketing campaign and the provision of a minimal amount of product information to our customers and interested business individuals. We expect to be incurring these costs beginning during the second month of operations after the effective date of this prospectus, and continuing throughout the remainder of the year.

Network and Computers:

This expense refers to the establishment of three (3) servers stationed at a major Internet Service Provider and four (4) desktop PCs and one laptop computer. It includes funding for cabling and network software needed to create communication channels between all machines.

Training Expenses and Materials:  This expense refers to the cost of development of the training information and materials we intend to use in our training sessions.  It will provide the funds necessary for a minimal amount of specific training for personnel. It will cover such items as room and equipment rental for training seminars, copying, and printing costs for training manuals and other material.

Legal and Accounting:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents. We expect to be making these expenditures throughout the year, commencing on the effective date of this registration.

Consulting: This expenditure item refers to the total cost of consulting with industry experts. Sphere expects to incorporate the newest available technology in hardware and software as well as intranet practice and application.

Office Furniture, Equipment and Supplies:  This expenditure refers to items such as photocopier, fax machine, scanner, telephone system, shredder, binding machine, fire retardant filing cabinets and other similar office requirements.  Sphere expects to begin making these purchases during the fourth month of operations after the effective date of this prospectus.

Website:   This expense is the cost associated with development of our website. Since the website will be used as one means to provide our service, preliminary website development will begin as soon as we have funds available.

Hosting and Telecom: This item refers to the cost of hosting our website and basic monthly telephone and fax services. The amount indicated covers the first year of operations.

Lease of Equipment:  This expense refers to the cost of leasing office equipment that we may require during the first year of operations after the effective date of this prospectus.

Travel and Accommodations:  This expenditure includes travel costs incurred developing strategic alliances with businesses and government agencies, as well as recruiting potential clients.

Miscellaneous Administration Expenses:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.  This amount will cover such costs during the first year of operation.

There are also no plans or expectations to purchase or sell any significant equipment or to conduct any product research and development in the first year of operations. Management also has no intention of hiring any employees during the first year of operations.

We believe we have sufficient cash resources to satisfy our needs over the next 12 months, if we can raise the minimum amount through our offering. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Results of Operations

Our company posted losses of $1,724 for the three months and $4,865 for the six months ended February 28, 2005. This compares to $4,276 and $5,078 respectively for the comparable periods in 2004. From inception to February 28, 2005 we have incurred losses of $15,140. The principal component of losses for the six months ended February 28, 2005 was professional fees of $3,963 and office and administration expenses of $902.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information requird to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure.

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Excutive Officr and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2005.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Prior to the filing date of this quarterly report, the Company had not adopted a complete set of written policies, controls and procedures.  The Company is now developing such written document and expects that in the process of such undertaking it will discover internal control policies and practices that the Company should implement and follow that are not part of its current practice.

 PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 3, 2005 our for SB-2 Registration Statement, commission file number 333-113606 became effective, enabling us to offer up to 850,000 shares of common stock of our company at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions. As of the date of this Quarterly Report, there are 2,820,000 outstanding common shares in our Company, of which 2,800,000 are held by our officers and directors.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS.

 (a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

3.1

Articles of Incorporation*

3.2

              By-laws*

     31.1

Certification of CEO pursuant to 18 U.S.C. ss. 1350, Section 302

      31.2

Certification of CFO pursuant to 18 U.S.C. ss. 1350, Section 302

      32.1

Certification pursuant to 18 U.S.C. ss.1350, Section 906

      32.2

Certification pursuant to 18 U.S.C. ss. 1350, Section 906

* Incorporated by reference to our Form SB-2 Registration Statement File Number 333-113606, filed on March 15, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2005.

                                                                                       Sphere of Language

Date: April 14, 2005

              By: /s/Ron Bruce

      Ron Bruce

       President/CEO

By: /s/Bruce Bicknell

       Bruce Bicknell

       Chief Financial Officer