Form 10QSB
period 2005-05-31
SPHERE OF LANGUAGE
filed 2005-07-15
CIK 1282387

As filed with the Securities and Exchange Commission on July 14, 2005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]                                QUARTERLY REPORT PURSUANT TO SECTION 13
                                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Number of shares outstanding of the registrant’s class of common stock as of July 6, 2005: 2,820,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended May 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

May 31, 2005

(Stated in US Dollars)

(Unaudited)

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM BALANCE SHEETS

May 31, 2005 and August 31, 2004

(Stated in U.S. Dollars)

(Unaudited)

		May 31	August 31
ASSETS		2005	2004

Current
Cash		$ 2,462	$ 10,725
Prepaid Expenses		-	1,500

		$ 2,462	$ 12,225

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 1,500	$ 1,500

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
2,820,000	common shares	2,820	2,820
Additional paid-in capital		18,180	18,180
Deficit accumulated during the development stage		(20,038)	(10,275)

Total Stockholders’ Equity		962	10,725

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$ 2,462	$ 12,225

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine-month periods ended May 31, 2005 and 2004 and for the period October 30, 2003 (Date of Incorporation) to May 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

					October 30,
					2003
					(Date of
					Incorporation)
	Three months ending		Nine months ending		to
	May 31		May 31		May 31,
	2005	2004	2005	2004	2005

Expenses
Organizational costs	$ -	$ -	$ -	$ 795	$ 795
Professional fees	4,111	3,200	8,074	7,200	16,774
Office and administration	787	21	1,689	304	2,469

Net loss for the period	$ 4,898	$ 3,221	$ 9,763	$ 8,299	$ 20,038

Basic and diluted loss per share	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average shares outstanding	2,820,000	2,820,000	2,820,000	2,591,776

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period October 30, 2003 (Date of Incorporation) to May 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Capital stock issued for cash
– at $0.001	1,000,000	$ 1,000	$ -	$ -	$ 1,000
– at $0.01	1,800,000	1,800	16,200	-	18,000
– at $0.10	20,000	20	1,980	-	2,000

Net loss for the period	-	-	-	(10,275)	(10,275)

Balance, August 31, 2004	2,820,000	2,820	18,180	(10,275)	10,725

Net loss for the period	-	-	-	(9,763)	(9,763)

Balance, May 31, 2005	2,820,000	$ 2,820	$ 18,180	$ (20,038)	$ 962

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the nine month periods ended May 31, 2005 and 2004 and

for the period October 30, 2003 (Date of Incorporation) to May 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

			October 30,
			2003
			(Date of
			Incorporation)
	Nine months ended		to
	May 31,		May 31,
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$ (9,763)	$ (8,299)	$ (20,038)
Adjustments to reconcile net loss to cash used by operating activities
Prepaid expenses	1,500	-	-
Accounts payable and accrued liabilities	-	100	1,500

Net cash used in Operating Activities	(8,263)	(8,199)	(18,538)

Cash flows from Financing Activities
Issuance of common shares	-	21,000	21,000

Net cash provided by Financing Activities	-	21,000	21,000

Increase (decrease) in cash during the period	(8,263)	12,801	2,462

Cash, balance at beginning of period	10,725	-	-

Cash, balance at end of period	$ 2,462	$ 12,801	$ 2,462

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the Company’s August 31, 2004 audited financial statements.

The results of operations for the nine months ended May 31, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has not yet achieved profitable operations and has accumulated losses of $20,038 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock.  The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for short-term loans.

The Company’s Form SB-2 registration statement to offer the public up to 850,000 common shares at $0.10 per share is effective March 3, 2005.

Note 3

Related Party Transactions

During the period ended May 31, 2004, the Company issued 2,800,000 shares of common stock for $19,000 to directors of the Company.

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

We plan to provide localization services for companies that operate on an international basis and therefore require their products to be acceptable globally. Localization services includes services that converts or adapts a business’ products and services into cohesion with the language, custom and usage of the local market in which they are offered.  We believe that in order to succeed in today’s increasingly global business environment, enterprises have to do more than export their existing products worldwide - companies must become truly global. Globalization is the incorporation of a global perspective into all aspects of a company’s operations. This requires that products, services, documentation, customer support, maintenance procedures and marketing reflect the local market in terms of culture, language and business requirements.

Our business will focus on the provision of localization services along with a virtual real-time translation and print-on-demand service that solves two problems common to the print and design business, namely, timely delivery and cost of delivery for automated translation services. We believe there is a need to address this problem with the growing amount of international goods both ‘physical’ and ‘intellectual’. It is important for all businesses to understand and to be able to communicate directly with their product users. The service will be an integral part of our approach in preparing products for clients here and abroad.  The small to medium enterprise is not able to maintain the cost of an entire department for this purpose.  We believe that our growth as a service provider will lower the cost and increase the speed with which small to medium enterprises can be assured of a quality targeted communication piece.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB, and our SB-2 Registration Statement, Amendment 5, filed on March 2, 2005.

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

During the first year of operations, we will concentrate our efforts exclusively on building our client base in cities within the Provinces of Alberta and British Columbia. As we gain experience, and develop sufficient revenue from sales, we may consider expanding our business within the region and possibly to other locations within Canada. At present, we have no plans to move outside of Canada.

We currently do not have the $85,000 needed to develop our website, develop our training materials, or market our services, nor do we have a source to supply the necessary funding if we are unsuccessful in raising the capital through this offering. We believe it will take from two (2) to three (3) months to raise capital for completion of the development of our business.

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

Expenditures

The following is the break down of how management intends to use the proceeds if only 25 percent, 50 percent, or 75 percent of the total offering amount is raised:

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

There are also no plans or expectations to purchase or sell any significant equipment in the first year of operations. Management also has no intention of hiring any employees during the first year of operations.

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

Management Discussion and Analysis

At May 31, 2005, we had working capital of $962, compared to working capital of $10,725 at August 31, 2004. At May 31, 2005, our total assets consisted of cash of $2,462. This compares with total assets at August 31, 2004 consisting of $10,725 in cash and $1,500 of prepaid expenses.

At May 31, 2005, our total current liabilities, all accounts payable, remained at 1,500 as compared to August 31, 2004.

We have not had revenues at any time since inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

We do not anticipate conducting any research and development directly, or hiring additional employees in the next 12 months.

Results of Operations

Our company posted losses of $4,898 for the three months and $9,763 for the nine months ended May 31, 2005. This compares to $3,221 and $8,299 respectively for the comparable periods in 2004. From inception to May 31, 2005 we have incurred losses of $20,038. The principal component of losses for the nine months ended May 31, 2005 was professional fees of $8,074 (2004 – $7,200) and office and administration expenses of $1,689 (2004- $304). We also incurred expenditures of $795 for organization costs in the comparable nine month period in 2004 (2005 - $nil).

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended May 31, 2005.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 3, 2005 our form Registration Statement on Form SB-2 commission file number 333-113606 became effective, enabling us to offer up to 850,000 shares of common stock of our company at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

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

      32.1

Certification pursuant to 18 U.S.C.  ss.1350, section 906

      32.2

Certification pursuant to 18 U.S.C.  ss. 1350, section 906

* Incorporated by reference to our Form SB2 Registration Statement Amendment No. 5, File Number 333-113606, filed on March 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of July, 2005.

Sphere of Language

Date: July 14, 2005

              By: /s/Ron Bruce

          -------------------

                         Ron Bruce

           President/CEO

By: /s/Bruce Bicknell

           ---------------------

           Bruce Bicknell

           Chief Financial Officer