Form 10KSB
period 2005-08-31
SPHERE OF LANGUAGE
filed 2005-12-09
CIK 1282387

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number  333-113606

SPHERE OF LANGUAGE

(Exact name of registrant as specified in its charter)

NEVADA	98-0428608
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

105-1005 Columbia Street #42543, New Westminster, British Columbia, V3M6H5

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code                                 (604) 592-3560

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

 (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes ______No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____  No __X__

State issuer's net revenues for its most recent fiscal year:

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act):

$59,916 as of December 1, 2005

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ______No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

3,670,000 as of December 1, 2005

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

TABLE  OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 2. Properties	8
Item 3. Legal Proceedings	8
Item 4. Submission of Matters to a Vote of Security Holders	8

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters	8
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7. Financial Statements and Supplementary Data	13
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	25

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons	25
Item 10. Executive Compensation	28
Item 11. Security Ownership of Certain Beneficial Owners and Management	29
Item 12. Interest of Management and Others in Certain Transactions	29
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8 -K	30
Item 14. Principal Accountant Fees and Services	30
Financial Statements	13
Signatures	31

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Sphere of Language was incorporated on October 30, 2003, in the State of Nevada.

Sphere’s business plan is to provide localization services for companies that operate on an international basis and therefore require their products to be acceptable globally.

Localization services includes services that converts or adapts a business’ products and services into cohesion with the language, custom and usage of the local market in which they are offered.  Sphere’s management believes that in order to succeed in today’s increasingly global business environment, enterprises have to do more than export their existing products worldwide - companies must become truly globalized. Globalization is the incorporation of a global perspective into all aspects of a company’s operations.  This requires that localization services products, services, documentation, customer support, maintenance procedures and marketing reflect the local market in terms of culture, language and business requirements.

The business of  Sphere will be to provide localization services along with a virtual real-time translation and print-on-demand service that solves two problems common to the print and design business, namely, timely delivery and cost of delivery for automated translation services. Sphere believes that there is a need to address this problem with the growing amount of international goods both ‘physical’ and ‘intellectual’.

It is important for all businesses to understand and to be able to communicate directly with their product users. The service will be an integral part of our approach in preparing products for clients here and abroad.  The average small to medium enterprise is not able to maintain the cost of an entire department for this purpose.  We believe that the growth of Sphere as a service provider will lower the cost and increase the speed with which small to medium enterprises can be assured of a quality targeted communication piece.

Principal Products and Services

To truly globalize, it is impossible for companies to design and implement such complex and fundamental changes without calling on expert advice.  In practice, enterprises going global will need to seek the help of a number of specialist professional services providers such as lawyers, accountants and e-commerce specialists.  Above all, however, they will need the services of the localization industry devoted to product globalization and localization.  Localization service providers offer not only operational support for globalizing and localizing products and services, but also consulting, strategic advice and training.

We are in the process of establishing ourselves as a  localization service provider.  During the first six (6) months from completion of this offering, we will only provide editing, writing and design services.  When fully operational, we intend to provide editing, copy proofing, translating, globalization, internationalization, localization and publishing of documents ‘real’ or ‘online’ for small to medium enterprises.

For Sphere, as a service provider, globalization will include book sizing which is the act of converting content from a European ISO International Standards Organization, letter size A4 metric, to North American layout US letter size of imperial inches.  This will be done using industry standard software such as Quark Express.

Internationalization will include the removing and /or inclusion of materials based on knowledge of tradition and accepted forms, perhaps by using different dictionaries to represent the ideas in their strongest light   This may include consideration being given to type styles, use of white space in a given layout, simplified English, use of graphics and charts with consideration given to the targeted audience.

For example: The Russian poet, Pushkin, used poetic imagery consistent with Russian countryside and culture.  His concepts are so thoroughly ingrained in the Russian psyche that parents upon naming their children ‘Svetlana’ are attaching the fuller meaning of Pushkin’s poetics to the child.  ‘Svetlana’ by definition means ‘light’, however, a fuller meaning would include personal comforts, well meaning and warmth as well as light.   The person editing for internationalization must understand the fuller meaning of ‘svetlana’ so that he is able to choose appropriate adjectives or offer the different meanings to the reader.

In the Canadian North no explanation may be required, however, to somebody living in the tropics a fuller explanation may be required as to why her presence has added warmth.

Localization, similar to internationalization, will go one step further and include the application of color theory in context of culture and local custom.   Sphere intends to concentrate on text work from Russia, China, and Germany.  Each culture uses the same color differently.  For example, the Russian ‘red’ is different from the Chinese ‘red’ which is more orange.  When considering a document layout for the North American market, the graphic designer will be required to select a ‘red’ appropriate to its target market.  The changing color choice of our target market will be managed and monitored against standards set by the Color Institute of New York.  Our knowledge of this insures that our clients receive the most current color choices.  This type of stylistic editing will initially be physically managed and completed by one of the directors of Sphere.  As a totality our officers and directors have extensive experience in the Russian, German, Chinese and North American cultures.  As we gain success, it is anticipated that Sphere will acquire ‘Trados’ software which produces layout using rudimentary concepts.  The final stage would be to acquire a more comprehensive software as offered by ‘Idiom’.

Translation will be done using machine translation software which provides fully automatic language translation.  The translation produced is still incomplete and needs human editing.  The software allows the editing function to be reduced by up to 80% once the word usage and editing rules are in place.  Different software providers have different language pairs.  For example, English to Russian: Russian to English is offered by Systran whereas, Chinese to English is being offered by the Government of China.  Software for Russian, Chinese, German, Spanish, French, Portuguese and a growing number of European languages are readily available to be purchased on an ‘as needed’ basis.  Our officers and directors speak and are fluent in Ukrainian, Russian, Polish, Cantonese and Mandarin Chinese, French and English.

In addition, we intend to offer our customers specialty ‘full-color’, small lot, on demand printing of the finished product.  Initially, Sphere plans to outsource the digital printing.  As we grow we intend to lease the necessary equipment and will be able to offer on demand printing in house.  However, for the first six months of operations, the only services Sphere plans to offer will be editing, writing and design services.  Then we will start a translation service utilizing machine translation software which provides fully automatic language translations, followed by adding the other services to provide our comprehensive specialty service package for small to medium enterprises. We plan to start offering our services using our directors and officers.  Whenever practical, all of our services will be provided in-house.  Initially, however, we will outsource the translations service on an as needed basis.   As funds become available, Sphere will purchase individual software modules in the languages our officers and directors speak fluently and begin translating smaller projects in-house, using third party software.

Our services will be delivered to our customers through a customer centric Intranet. If the customer does not have appropriate equipment to produce the finished product, we will provide hard copies for their convenience.

Each job will be quoted before the service is provided.  The quote will be based on a price per word, per page, or a set fee for the entire project.  For example, translation work will usually be charged by the word; edit and design by document; and editing based on a formula calculated to consider time at a pre-established rate for the document.

Effective time management of our services will increase our customer’s productivity and satisfaction. Our clients will  then have a standardized methodology available at definable costs.

The Market

To be successful in this challenging environment, organizations and businesses must modify their offerings to give them the look and feel of locally made products.  This involves catering to a wide range of linguistic, cultural, content, and technical issues.  Product functionality and presentation including size, shape, language, color, graphics, and icons must be adapted to local conventions.  English is simply not enough, especially for business-to-customer products, since the vast majority of the world’s population cannot read or understand English-language materials, including those using the Internet.  In addition, differences in working practices and legislation need to be taken into account.

Efficient localization depends on product and services globalization – i.e. making all the necessary technical, financial, management, personnel, marketing, and other enterprise decisions facilitating localization.  Where globalization concerns are not considered in advance, any localization later may be much more expensive.  Globalization entails a comprehensive and well-structured product development lifecycle that starts with a global and local product analysis and moves through product globalization and localization to end with support for, and feedback on, localized products.

Globalization and localization are not just product design processes, however – companies must develop and implement a global vision, strategy and e-business processes, as well as establishing global branding and release policies.  Last but by no means least, they must ensure that their entire organization, from designers to back officer support, think and act globally too.  Globalization thus impacts, and needs the active support, of every function in the enterprise from top to bottom, as well as horizontally.

A whole new sector – the localization industry – has grown to offer services, advice and training in the area of globalization, internationalization, localization and translation.   We intend to target small to medium enterprises as well as single users wanting to know the content of an email, a website or a document coming over their desk. Our competitive marketing strategy plans to convert this tangible product into a service that allows users direct access to the application through the Internet. Sphere estimates the cost and asks the client for payment, queues the job and delivers the time estimate. We also intend to work with existing companies who have a client base to deliver the specialized print and publishing services to their clients.

Competition and Competitive Strategy

Many of today’s leading service providers originally started life either as in-house localization units or as translation-only companies.  Traditionally, many of the latter were relatively small and offered a restricted number of languages, which is why they were often known as “single language vendors” or “SLVs”.  While their linguistic competence was often high, the engineering and project management services they offered were traditionally limited, due to lack of internal skills and/or to the fact that many customers retained much of this work in-house.  However, a number of small, specialized engineering shops did exist, particularly for niche applications such as multimedia, and for internationalization and remedial engineering services for the Far East markets.  Over time, growing client and general market pressure led to the emergence of a number of so-called “multilingual vendors” offering a wider range of languages plus more sophisticated project management and engineering services.  To do so, they relied relatively heavily on freelancers and subcontractors, especially in the area of translation.

More recently, there appears to be a move to larger operators.  A number of multilingual vendors and regional and local players merged to produce a handful of “global” players.  Today, these companies offer a combination of sophisticated linguistic services, providing major global clients with a global supplier base that mirror their development and distribution structures.

In the past few years there has been a need for service providers to further increase their range and depth of services and geographical coverage, to react to the opportunities and threats inherent in the Internet/Web, and to eliminate or reduce competition.  In addition various technologies have converged at the same time, a new wave of small to medium-sized service providers sprang up.  However, in contrast to their predecessors, many of these newer companies are tightly focused on localization, as opposed to offering it as an extension of translation, and/or offer relatively sophisticated process and quality management.  In addition, service providers are increasingly focusing on and building up expertise in specific vertical market segments.

Since 2000, the competitive landscape for real-time translation has dramatically changed. A number of major firms have emerged and have achieved some technical capacity.  In addition, a number of small university based products are approaching commercialization. They typically market in small vertical markets.

The service provider model utilizes the appropriate language pair and adds value by providing the Globalization, Internationalization, Localization, print and publishing services through regional offices. It would appear that governments, small to medium enterprises and other service firms are preparing to use or implement these services.

As a start-up company our competitive position within the industry will be very poor.  The challenge before us will be to build our business from nothing and establish ourselves as a credible participant in an already well-established existing industry.  However, with the need for globalization by existing businesses who wish to expand their marketplace, we believe there is opportunity to develop a customer base.  By establishing Sphere in an international port city like Vancouver, British Columbia, Canada, the directors of Sphere are in touch with numerous business owners who utilize English as a second language.

Distribution

Depending on Sphere’s success at raising capital, we plan to work with various in-house technical writing teams and small to medium enterprises that are recognized for their international base.  We intend to work with a service provider to facilitate the setting up of a private Intranet interface which would allow our customers to immediately access the services and ask for an onsite visit. It is our intention to concentrate our efforts initially on small to medium sized Canadian cities in Alberta and British Columbia.

Dependence on One or a Few Major Customers

This business is not the type of business that is dependant on one or a few major customers.  To be successful in this challenging environment, organizations and businesses must modify their offerings to give them the look and feel of locally-made products.  This involves catering to a wide range of linguistic, cultural, content, and technical issues.  Product presentation and functionality must be adapted to local conventions.  English is simply not enough, especially for business-to-customer products, since the vast majority of the world’s population cannot read or understand English-language materials.  With the need for globalization by existing business who wish to expand their marketplace, management believes that there is nearly unlimited opportunity to develop new customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry that would give cause for any patent, trademark or license infringements or violations.  Sphere has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

At present Sphere does not hold any intellectual property nor does it anticipate any such need in the short term.  Initially, we will purchase and use commercially available software for our operational needs.  As we advance there may be need for custom software development.  We do not anticipate that this will occur within the first 12 months of operations.

Existing or Probable Government Regulations

There are no types of government regulations existing nor are we aware of any probable regulations being contemplated that would have an effect on Sphere.

Research and Development Activities and Costs

Without cost to Sphere, the directors and officers of Sphere have spent considerable time to establish the basis of our development methodology. Sphere has not incurred any costs to date and has no plans to undertake any research and development activities during the first year of operation.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to our business.

Facilities

We do not own or rent facilities of any kind. At present we are operating from our principal office address that is located within the offices of our Secretary/Treasurer, who provides this space free of charge. We will continue to use this space for our executive offices for the foreseeable future.

Employees

Sphere has no employees at the present time, other than our officers, who currently provide their services without compensation.  The officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable revenue flowing into Sphere from our operations.  Our officers and directors will do whatever work is necessary to bring our business to the point of having positive cash flow.  Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.  We do not expect to hire any employees within the first year of operation.

ITEM  2.     DESCRIPTION OF PROPERTY.

Sphere does not own any property, real or otherwise.  For the fiscal year ending August 31, 2006, we will conduct our administrative affairs from the office located in the home of Mr. Bicknell, our secretary and treasurer, at no cost to Sphere.

We do not have any investments or interests in any real estate.  Our company does not invest in real estate mortgages, nor does it invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held a stockholders meeting, or submitted matters to a vote of stockholders.  We expect to hold this meeting before February 28, 2006.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into common stock.

At December 1, 2005, there were 67 holders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

We have sold securities since our incorporation without registering the securities under the Securities Act of 1933 on three separate occasions.

Ms. Tetyana Baturova purchased by subscription 1,000,000 shares of common stock from Sphere on October 30, 2003 for $1,000. No underwriters were used, and no commissions or other remuneration was paid except to Sphere. The securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  Ms. Baturova's shares continue to be subject to Rule 144 of the Securities Act of 1933.

During the period from October 31, 2003 to November 30, 2003, a private offering was completed, under which 1,800,000 shares of common stock were sold by subscription at a price of $0.01 per share to 3 shareholders for an additional $18,000.  No underwriters were used, and no commissions or other remuneration were paid except to Sphere.  The securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders continue to be subject to Rule 144 of the Securities Act of 1933.

During the period from December 1, 2003 to December 31, 2003, a private offering was completed, under which 20,000 shares of common stock were sold by subscription at a price of $0.10 per share to 2 shareholders for an additional $2,000.  No underwriters were used, and no commissions or other remuneration were paid except to Sphere.  The securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders continue to be subject to Rule 144 of the Securities Act of 1933.

Sphere qualified for an exemption from registration under Rule 504 in both of these issuances since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither Sphere nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption therefrom.  Sphere exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a)(11) of this Act including but not limited to the placement of a restrictive legend on the certificates representing the shares, and the aggregate offering price was less that $1,000,000

The following table provides details of all unregistered stock sales transactions that have taken place during the period from Sphere’s formation, on October 30, 2003, to the date of this report.

7

Stock Purchaser’s Name	Date of Purchase	Total Number of Shares Purchased
Tetyana Baturova	October 30, 2003	1,000,000
Ron Bruce	November 21, 2003	600,000
Bruce Bicknell	November 21, 2003	600,000
Wai Man Kong	November 21, 2003	600,000
Jenny Major	December 31, 2003	10,000
Irene Braham	December 31, 2003	10,000
Total		2,820,000

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

During the month of August 2005 we conducted a public offering under a Form SB-2 Registration Statement for 850,000 shares of our common stock.   A total of 62 subscriptions were accepted at the offering price of $0.10 per share. The offering was fully subscribed for. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

Following is the use of proceeds for actual expenses incurred for our account from August 31, 2005 to December 1, 2005 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Office and administration	0	$23
Transfer agent	0	$1,298

Net Proceeds to the Issuer from the offering were $85,000.  Any costs of offering were paid directly from existing working capital.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Consulting	0	$450

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Sphere of Language is a development stage company with no operations, no revenue, no financial backing and few assets. Our plan of operations is to establish ourselves as a service provider including print-on-demand services.

During the first stages of Sphere’s growth the officers and directors will provide all the labor required to develop the training manuals and to draft the Sphere business model – at no charge. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for these duties for at least the first year of operations.

Our marketing strategy will be to offer local businesses a one-stop solution for their marketing and print needs.

How long Sphere will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months (12) depends on how quickly our company can generate revenue and how much revenue can be generated. Presently we have approximately $80,000 from the proceeds of our recent fund raising under our prospectus offering.

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

Members of our management will initially operate from their homes.  For the first six months of operations, the only services Sphere plans to offer will be editing, writing and design services.  We will outsource the translations service on an as needed basis as well as we plan to outsource the digital printing during this period of early operations.

Development of our marketing and promotion materials will be the next priority.  This will include having business cards printed and brochures designed and printed.  We anticipate that these costs will be less than $5,000.  The members of the board expect to begin calling on past clients to establish their presence in the marketplace.  In addition, for areas that we do not have experience and/or equipment, Sphere will outsource suppliers and resources personnel with the intentions of creating reliable suppliers.  This could be ongoing until such time as we are able to provide these services in-house.

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

At the current time, Sphere has not developed any relationships with any private business or government agencies.  During the following two months Sphere will endeavor to further its marketing by trying to establish corporate alliances with business and government agencies.  Our company will endeavor to establish itself as a supplier to these businesses and government agencies.  It is expected that this will involve some travel.  As well, Sphere will seek out industry experts to source the latest available technology in both hardware and software in an attempt to keep abreast of the latest in practice and application.

Expenditures

The following chart provides an overview of our budgeted expenditures, by major area of activity, for Sphere to remain operational for the twelve (12) month period.  We have raised the funds required and closed our offering as of August 30, 2005.

Expenses

Marketing and Promotion

Network and Computers

Training Expenses and Materials

Legal and Accounting

Consulting

Office Furniture, Equipment and Supplies

Website

Hosting and Telecom

Lease of Equipment

Travel and Accommodations

Miscellaneous Administrative Costs

Total

6,000 1,000 3,000 8,000 5,000 500 2,000 1,500 3,000 1,000 1,000 32,000

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

The following chart provides an overview of our budgeted expenditures, by major area of activity, for Sphere to fully implement our business plans for the twelve (12) month period. We closed our offering on August 30, 2005 which will allow us to commence operations.

Expenses

Marketing and Promotion

Network and Computers

Training Expenses and Materials

Legal and Accounting

Consulting

Office Furniture, Equipment and Supplies

Website

Hosting and Telecom

Lease of Equipment

Travel and Accommodations

Miscellaneous Administrative Costs

Total

20,000 15,000 13,000 10,000 11,550 6,000 5,000 3,000 3,000 2,000 1,000 89,550

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates.  We presently only transact business in Canadian and US Dollars.  We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings.  We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page 14 of this Form 10-KSB

SPHERE OF LANGUAGE

(A Development Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2005 and 2004

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Sphere of Language

We have audited the accompanying balance sheets of Sphere of Language (A Development Stage Company) as of August 31, 2005 and 2004 and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2005 and the period October 30, 2003 (Date of Inception) to August 31, 2005 and 2004.  These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of Sphere of Language as of August 31, 2005 and 2004 and the results of its operations and its cash flows for the year ended August 31, 2005 and the period from October 30, 2003 (Date of Inception) to August 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern.  As discussed in Note 1 to the financial statements, the company is in the development stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	“Amisano Hanson”
October 26, 2005	CHARTERED ACCOUNTANTS

SPHERE OF LANGUAGE

(A Development Stage Company)

BALANCE SHEETS

August 31, 2005 and 2004

(Stated in U.S. Dollars)

ASSETS		2005	2004

Current
Cash		$ 6,414	$ 10,725
Prepaid expenses		-	1,500
Share subscriptions receivable – Note 6		79,250	-

		$ 85,664	$ 12,225

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 6,388	$ 1,500

STOCKHOLDERS’ EQUITY

Capital Stock – Notes 3 and 7
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
3,670,000	common shares (2004: 2,820,000)	3,670	2,820
Additional paid-in capital		102,330	18,180
Deficit accumulated during the development stage		(26,724)	(10,275)

		79,276	10,725

		$ 85,664	$ 12,225

Nature and Continuance of Operations – Note 1

Subsequent Event – Note 6

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

STATEMENTS OF OPERATIONS

for the year ended August 31, 2005 and

for the period from October 30, 2003 (Date of Inception) to

August 31, 2005 and 2004

(Stated in U.S. Dollars)

		October 30,	October 30,
		2003	2003
	Twelve months	(Date of	(Date of
	ending	Inception) to	Inception) to
	August 31,	August 31,	August 31,
	2005	2004	2005

Expenses
Organizational costs	$ -	$ 795	$ 795
Professional fees	11,600	8,700	20,300
Office and administration	4,849	780	5,629

Net loss for the period	$ 16,449	$ 10,275	$ 26,724

Basic and diluted loss per share	$ (0.01)	$ 0.00

Weighted average shares outstanding	2,823,151	2,660,847

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY

for the period October 30, 2003 (Date of Inception) to August 31, 2005

(Stated in U.S. Dollars)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash
– at $0.001	1,000,000	$ 1,000	$ -	$ -	$ 1,000
– at $0.01	1,800,000	1,800	16,200	-	18,000
– at $0.10	20,000	20	1,980	-	2,000

Net loss for the period	-	-	-	(10,275)	(10,275)

Balance, August 31, 2004	2,820,000	2,820	18,180	(10,275)	10,725

Capital stock
- Issued for cash – at $0.10	57,500	58	5,692	-	5,750
- Issued for share subscriptions receivable – at $0.10	792,500	792	78,458	-	79,250

Net loss for the year	-	-	-	(16,449)	(16,449)

Balance, August 31, 2005	3,670,000	$ 3,670	$ 102,330	$ (26,724)	$ 79,276

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

for the year ended August 31, 2005 and

for the period from October 30, 2003 (Date of Inception) to

August 31, 2005 and 2004

(Stated in U.S. Dollars)

		October 30,	October 30,
		2003	2003
	Twelve months	(Date of	(Date of
	ended	Inception) to	Inception) to
	August 31,	August 31,	August 31,
	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$ (16,449)	$ (10,275)	$ (26,724)
Adjustments to reconcile net loss to cash used by operating activities
Prepaid expenses	1,500	(1,500)	-
Accounts payable and accrued liabilities	4,888	1,500	6,388

Net cash used in Operating Activities	(10,061)	(10,275)	(20,336)

Cash flows from Financing Activities
Issuance of common shares	5,750	21,000	26,750

Net cash provided by Financing Activities	5,750	21,000	26,750

Increase (decrease) in cash during the period	(4,311)	10,725	6,414

Cash, balance at beginning of period	10,725	-	-

Cash, balance at end of period	$ 6,414	$ 10,725	$ 6,414

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Non-cash Transaction – Note 7

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

NOTES TO THE  FINANCIAL STATEMENTS

August 31, 2005 and 2004

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003.  The Company’s year-end is August 31.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  The Company intends to establish itself as a specialty service providing editing, copy-proofing, translating, globalization, internationalisation, localization and publishing of documents real or online for small to medium enterprises.  The Company will offer specialty full-color, small lot, on demand printing of the finished product.

These financial statements have been prepared on a going concern basis.  The Company has accumulated a deficit of $26,724 since inception and has not yet attained profitable operations.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The outcome of these matters cannot be predicted with any certainty at this time and raise substantial doubt that the Company will be able to continue as a going concern.  Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.  The Company anticipates that additional funding will be in the form of equity financing from the sale of common shares.

Note 2

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

Note 2

Significant Accounting Policies – (cont’d)

The financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

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

c)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards (“SFAS”) No. 109 – “Accounting for Income Taxes”.  SFAS No. 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS No. 109,deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

d)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At August 31, 2005, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Note 2

Significant Accounting Policies – (cont’d)

e)

Financial Instruments

The carrying value of the Company’s financial instruments, consisting of cash, share subscriptions receivable and accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

f)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Common Stock – Note 6

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

On August 12, 2005, the Company issued:

–

57,500 shares of common stock at $0.10 per share for cash totalling $5,750;

–

792,500 shares of common stock at $0.10 per share for share subscriptions receivable of $79,250.

Note 4

Deferred Tax Assets

The following table summarizes the significant components of the Company’s deferred tax assets:

	2005	2004

Deferred Tax Assets
Non-capital loss carry forward	$ 4,009	$ 1,541
Valuation allowance for deferred tax asset	(4,009)	(1,541)

	$ -	$ -

The amount taking into income as deferred tax assets must reflect that portion of the income tax loss carry forwards that is more likely-than-not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carry forwards, regardless of their time of expiry.

At August 31, 2005, the Company has accumulated non-capital losses totaling $26,724, which are available to reduce taxable income in future taxation years.  These losses expire beginning 2024.

Note 5

Related Party Transaction

During the period October 30, 2003, (Date of Inception) to August 31, 2004, the Company issued 2,800,000 shares of common stock for $19,000 to directors of the Company.

Note 6

Subsequent Event – Note 3

Subsequent to August 31, 2005, the Company received $79,250 from share subscriptions receivable for 792,500 shares of its common stock at $0.10 per share.

Note 7

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the year ended August 31, 2005, the Company issued 792,500 shares of common stock at $0.10 per share for share subscriptions receivable of $79,250.  This transaction has been excluded from the statements of cash flows.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  Controls and procedures

Evaluation  of  disclosure  controls  and  procedures.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Ron Bruce

 54

Director, President

Bruce Bicknell

 48

Director, Secretary, Treasurer

Tetyana Baturova

 51

Director

Wai Man (Mofee) Kong

 37

Director

Abdul Mitha

 60

Vice President, Finance

Ron Bruce, President, Member of the Board of Directors

Mr. Ron Bruce served as Sphere’s President and a member of Sphere’s Board of Directors since November 21, 2003.  The term of his office is for one year and is renewable on an annual basis.

Mr. Bruce has worked as a sales and marketing professional for more than ten years, with practical experience in and an understanding of a diverse array of businesses and business applications, including marketing analysis, sales, product development and manufacturing processes.

Since April, 2004, Mr. Bruce has been  working in sales for BC Logic, a computer consulting company located in Surrey, B.C. which is a certified retail service partner with Microsoft, as an executive sales person.

Prior to that, Mr. Bruce was self employed with a contract from November 2003 until April 2004 in executive sales and marketing for Productivity Standards Institute, a company located in Langley, British Columbia that creates educational and institutional software. He was responsible for the business development of a data base system that is used to design, develop and deliver training modules for companies requiring a training structure for their human resources departments.

From June of 2000 to October, 2003, Mr. Bruce was an independent sales associate and marketing contractor for Infinity Squared Technologies Inc. located in Burnaby, British Columbia, which is a software development firm specializing in print management and accounting. Mr. Bruce was involved in customer solicitation, on local, national, and international levels, participated in strategies for attracting customers in various vertical markets such as engineering, education, real estate, and investigated alliances for cooperative sales and investment.

Mr. Bruce is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Bruce Bicknell, Secretary-Treasurer, Member of the Board of Directors

Mr. Bicknell has served as Sphere’s Secretary and Treasurer and a member of the Board of Directors since November 21, 2003. The term of his office is for one year and is renewable on an annual basis.

Since April, 2004,  Mr. Bicknell has worked as a sales manager for Champion QX of Abbotsford, British Columbia. Champion QX is a distributor of metal treatment products to clients located in Western Canada.

From September, 2002 through June, 2004, Mr. Bicknell was a full-time student.  In June, 2004, he graduated with a Diploma in technical writing from Douglas College in New Westminster, British Columbia.

From June 2001 through August 2002, Mr. Bicknell spent considerable time convalescing due to recurring effects of personal injuries sustained from an automobile accident.

From July 2000 through May 2001, Mr. Bicknell took a position as branch manager with Work Center, a job placement agency for blue-collar workers, in Coquitlam, British Columbia. As the office manager and placement supervisor, he liaised with the blue collar work force finding employment positions for individual workers in the construction industry.

Mr. Bicknell is not an officer or director of any reporting company that files annual, quarterly, or periodic reports with the United States Securities and Exchange Commission.

Tetyana Baturova, Member of the Board of Directors

Ms. Tetyana Baturova served as a member of the Board of Directors since Sphere’s inception on October 30, 2003.  The term of her office is for one year and is renewable on an annual basis.  Ms. Tetyana also served as President and Secretary/Treasurer from inception until November 21, 2003.

Ms. Baturova has over 20 years experience in software development which includes: full life cycle systems design, analysis and programming. Her employment responsibilities have included system analysis, applications detailed design methodologies, and system documentation. She has experience in developing software for automated control systems used for the control of flows of oil and gas at petroleum refineries.

Ms. Baturova was born in Kiev, Ukraine in 1953 and immigrated to Canada in January 2000. From January 2000 through December 2001, she accepted a position with Virtual Voice Inc. as software developer, located in Vancouver, British Columbia, where she developed telephony application with computer telephony access environment and services providing functions for establishing and maintaining network connections, determining call status, playing and recording voice messages. With her expertise, she developed transaction management systems for telemarketing.

While working at Virtual Voice Inc., Ms. Baturova determined that she needed additional training and in September 2001 enrolled at the British Columbia Institute of Technology in Burnaby, British Columbia where she is studying multimedia software development.  While studying there, she worked for Petro Canada, a national auto fuel supplier in Vancouver, British Columbia, from February 2002 to August 2002 in sales and customer service.

Ms. Baturova has a degree in Automation Systems, Management and Computer Science in Technical Systems and a Masters Degree in Mechanical Systems Engineering Technology, each from the Kiev Polytechnic Institute, in Kiev, Ukraine. Ms. Baturova also earned certificates at the Moscow Institute of Advanced Training and Ministry of Instrumentation, in Kiev, Ukraine, in 1987 in Application and Programming of Microsystems and Computer Science and Automated Systems of Control as well as certificates from the Scientific Research Training Center, in Kiev, Ukraine in 1998 and 1999 in Internet Application Development / Web Designer and Windows NT Network Administrator. Ms. Baturova also earned a certificate in Microsoft C/C++ in 1999 in the Education Center in Kiev, Ukraine and a certificate in Multimedia Software Development using Java Technology from the British Columbia Institute of Technology in Vancouver, British Columbia.

Ms. Baturova is not an officer or director of any reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Wai Man (Mofee) Kong, Member of the Board of Directors

Mr. Kong has served as a member of the Board of Directors since November 21, 2003. The term of his office is for one year and is renewable on an annual basis.

Mr. Kong is an experienced software and hardware specialist with over ten years of industry management and customer related experience, including extensive experience with programming.  He is fluent in English, Cantonese and Mandarin.

In January 2001, Mr. Kong founded and continues to be the President and principle shareholder of Mobile Business Intelligence Inc. This private company, located in Richmond, British Columbia, specializes in software development designed to meet marketing and business management needs in cross-cultural environments.

From April 1998 through December 2000, Mr. Kong worked as a system consultant with a sales team at Compu2000 Technology Inc., a computer wholesaler/retailer, located in Vancouver, British Columbia, providing after sales customer service.

Mr. Kong is not an officer or director of any reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Abdul Mitha, Vice President Finance

Mr. Abdul Mitha has served as the Issuer’s Vice President Finance since July 30, 2005.

Mr. Mitha has over twenty-five years of domestic and international experience in the management of ongoing and start-up public and private companies. Mr. Mitha has provided consulting and advisory services to various start-up businesses in Canada including Findex Resources, Inc., Meritworld.Com Inc., and E-Com Interactive, Inc.

Mr. Mitha practiced law at the English Bar from 1972 - 1977 when he emigrated to Canada. Since 1977, Mr. Mitha has been an entrepreneur in business and real estate investments. Mr. Mitha received his MA in Comparative Law from Brunel University, Middlesex, England and is a Barrister-at-Law with the English Bar. Mr. Mitha was a member of the British Institute of Management from 1973 to 1978 and a member of the Institute of Arbitrators (England) from 1972 to 1978.

Mr. Mitha is not an officer or director of any reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Audit Committee Financial Expert

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Family Relationships

None

Section 16(a) Beneficial Ownership Reporting

The following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year or prior fiscal years; no such persons is known by the Company to have failed to file any such reports.

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Ron Bruce	President and Member of the Board of Directors	1/1	N/A	N/A
Bruce Bicknell	Secretary Treasurer and Member of the Board of Directors	1/1	N/A	N/A
Tetyana Baturova	Member of the Board of Directors	1/1	N/A	N/A
Wai Man Kong	Member of the Board of Directors	1/1	N/A	N/A
Abdul Mitha	Vice President Finance	1/1	N/A	N/A

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We have initialized discussions with experienced business people and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 25, 2005 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  As of December 1, 2005, there were 3,670,000 shares of Common Stock outstanding.

The table also shows the number of shares beneficially owned as of November 29, 2005 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Tetyana Baturova Director 205, 523 Gatensbury Street Coquitlam, B.C. V3J 5E8	1,000,000	27.24%
Common	Ron Bruce Director, President 15890 – 108 Avenue Surrey, B.C. V4N 1L5	600,000	16.35%
Common	Bruce Bicknell Director, Secretary/Treasurer 102B, 11831 – 80 Avenue North Delta, B.C., V4C 7X6	600,000	16.35%
Common	Wai Man Kong Director #13, 8300 Jones Road Richmond, B.C., V5Y 1C6	600,000	16.35%
Common	Abdul Mitha 436 35th Avenue N.W. Calgary, Alberta T2K0C1	280,838	07.65%
	Officers and Directors as a group	3,080,838	83.94%

(1) Based on total issued and outstanding shares of 3,670,000.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

Ms. Tetyana Baturova  purchased 1,000,000 common shares on October 30, 2003 for $1,000.

Mr. Ron Bruce, Mr. Bruce Bicknell and Mr. Wai Man Kong, each purchased 600,000 respectively on November 21, 2003 and each paid $6,000 for their shares.

Mr. Abdul Mitha purchased a total of 280,838 shares on August 30, 2005 and paid $28,083.80 for his shares.

ITEM 13.     EXHIBITS.

Exhibit Index

3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
31.1	Section 302 Certification – Chief Executive Officer	Filed herewith
31.2	Section 302 Certification – Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer	Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended August 31, 2005 and 2004, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $6,575

,and $4,100, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended August 31, 2005 and 2004.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended August 31, 2005 and 2004.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended August 31, 2005 and 2004.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of December, 2005.

SPHERE OF LANGUAGE

Date: December 9, 2005

By: /s/ Ron Bruce

Name: Ron Bruce

Title: President/CEO, principal executive officer

By: /s/ Bruce Bicknell

Name: Bruce Bicknell

Title: Chief Financial Officer, principal financial officer