Form 10QSB
period 2005-11-30
SPHERE OF LANGUAGE
filed 2006-01-19
CIK 1282387

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 333-113606

SPHERE OF LANGUAGE

(Exact name of registrant as specified in its charter)

Nevada	98-0413062
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

 105-1005 Columbia Street #42543, New Westminster, British Columbia, V3M 6H5

(Address of principal executive offices)

(604) 592-3560

(Issuer’s telephone number)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes          No     X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

Number of shares outstanding of the registrant’s class of common stock as of July 6, 2005: 2,820,000

APPLICABLE ONLY TO CORPORATE ISSUERS

3,670,000 common shares outstanding as of January 12, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

November 30, 2005

(Stated in US Dollars)

(Unaudited)

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM BALANCE SHEETS

November 30, 2005 and August 31, 2005

(Stated in US Dollars)

(Unaudited)

	November 30,	August 31,
ASSETS	2005	2005

Current
Cash	$ 77,421	$ 6,414
Share subscriptions receivable	-	79,250

	77,421	85,664

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 5,180	$ 6,388

STOCKHOLDERS’ EQUITY

Capital stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,670,000 common shares (August 31, 2004: 3,670,000)	3,670	3,670
Additional paid-in capital	102,330	102,330
Deficit accumulated during the development stage	(33,759)	(26,724)

	72,241	79,276

	$ 77,421	$ 85,664

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three months ended November 30, 2005 and 2004,

and for the period October 30, 2003 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

			October 30, 2003
	Three months ended		(Date of Inception)
	November 30,		to November 30,
	2005	2004	2005

Expenses
Organizational costs	$ -	$ -	$ 795
Professional fees	3,104	2,501	23,404
Office and administration	3,931	728	9,560

Net loss for the period	$ (7,035)	$ (3,229)	$ (33,759)

Basic and diluted loss per share	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding	3,670,000	2,820,000

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three months ended November 30, 2005 and 2004

and for the period October 30, 2003 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

			October 30, 2003
	Three months ended		(Date of Inception)
	November 30,		November 30,
	2005	2004	2005

Operating Activities
Net loss for the period	$ (7,035)	$ (3,229)	$ (33,759)
Adjustment to reconcile net loss to net cash used by operating activities
Prepaid expenses	-	1,500	-
Accounts payable and accrued liabilities	(1,208)	(83)	5,180

Cash used in operating activities	(8,243)	(1,812)	(28,579)

Cash flows from Financing Activities
Issuance of common shares	-	-	26,750
Share subscriptions receivable	79,250	-	79,250

	79,250	-	106,000

Increase (decrease) in cash during the period	71,007	(1,812)	77,421

Cash, beginning of the period	6,414	10,725	-

Cash, end of the period	$ 77,421	$ 8,913	$ 77,421

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period October 30, 2003 (Date of Inception) to November 30, 2005

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.001	1,000,000	$ 1,000	$ -	$ -	$ 1,000
– at $0.01	1,800,000	1,800	16,200	-	18,000
– at $0.10	20,000	20	1,980	-	2,000
Net loss for the period	-	-	-	(10,275)	(10,275)

Balance, August 31, 2004	2,820,000	2,820	18,180	(10,275)	10,725

Capital Stock
-Issued for cash – at $0.10	57,500	58	5,692	-	5,750
-Issued for cash – at $0.10	792,500	792	78,458	-	79,250

Net loss for the year	-	-	-	(16,449)	(16,449)

Balance, August 31, 2005	3,670,000	$ 3,670	$ 102,330	$ (26,724)	79,276

Net loss for the period	-	-	-	(7,035)	(7,035)

Balance, November 30, 2005	3,670,000	$ 3,670	$ 102,330	$ (33,759)	72,241

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2005

(Stated in US Dollars)

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim financial statements should be read in conjunction with the Company’s August 31, 2005 audited financial statements.

The results of operations for the three months ended November 30, 2005 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company has not yet achieved profitable operations and has accumulated losses of $33,759 since its commencement.  Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.  Realization values may be substantially different from carrying values as shown in these financial statements should the Company be unable to continue as a going concern.  These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.   The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock.  The Company may also seek to obtain short-term loans from the directors of the Company.  There are no current arrangements in place for short-term loans.

Item 2.   Management’s Plan of Operation

Sphere of Language was incorporated under the laws of the State of Nevada on October 30, 2003. Our company’s fiscal year end is August 31.

On August 31, 2005 we completed our prospectus offering and raised a total of $85,000 for operations from the sale of 850,000 shares of common stock.  We are presently working to establish operations and to execute contracts for our services.

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

Milestones

We have commenced the design of our website as called for in our business plan.  We are presently evaluating certain potential domain names, all of which contain the word ‘Sphere’. Once a decision has been made regarding a domain name, registration of our website domain name will be implemented.  The website will provide basic information and facts about the services we are offering. It will provide us with exposure to the general marketplace. The website will have the facility for prospective customers to contact us with questions and inquiries.  Web server space will be contracted from a local Internet service provider, which has not yet been chosen.  We expect that this will be fully developed within the first six months.

The company’s management team will initially operate from their homes.  For the first six months of operations, the only services we plan to offer will be editing, writing and design services.  We will outsource the translations service on an as needed basis as well as we plan to outsource the digital printing during this period of early operations.

Development of our marketing and promotion materials is presently underway.  This will include having business cards printed and brochures designed and printed.  We anticipate that these costs will be less than $5,000.  The members of the board expect to begin calling on past clients to establish their presence in the marketplace.  In addition, for areas that we do not have experience and/or equipment, we will outsource suppliers and resources personnel with the intentions of creating reliable suppliers.  This could be ongoing until such time as we are able to provide these services in-house.

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

Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for these duties for at least the first year of operations.  We do not presently have any plans to hire any employees during this first year of operations.

We believe we have sufficient cash resources to satisfy our needs over the next 12 months.  We raised a total of $85,000 by way of a prospectus offering during August, 2005.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended November 30, 2005.

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

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2005 our form Registration Statement on Form SB-2 commission file number 333-113606 became effective, enabling us to offer up to 850,000 shares of common stock of our company at a price of $0.10 per share. On August 31, 2005 we accepted subscriptions for 850,000 shares of common stock and raised a total of $85,000.  There were no underwriters for this offering.

We incurred expenses of $1,301 in connection with this offering.  Net Proceeds to the Issuer from the offering were $85,000.  Any costs of offering were paid directly from existing working capital.

We did not pay any underwriting discounts or commissions, finders fees, or expenses to underwriters.  We did not make any direct or indirect payments to directors, officers, general partners of the issue or their associates or to any persons owning 10% or more of any class of equity securities or to any affiliates.

Use of Proceeds to date are as listed below:

Expense Item	Amount Paid	Direct payment	Indirect Payment
Accounting	2,300	2,300	0
Legal	804	804	0
Consulting	1,995	1,995	0
Misc Admin Costs	265	265	0

We did not pay any direct or indirect payments to directors, officers, general partners or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of January, 2006

Sphere of Language

Date: January 18, 2006

   By: /s/ Ron Bruce

          -------------------

                         Ron Bruce

           President/CEO

By: /s/ Bruce Bicknell

           ---------------------

           Bruce Bicknell