Form 10QSB
period 2006-02-28
SPHERE OF LANGUAGE
filed 2006-04-14
CIK 1282387

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2006

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

3,670,000 common shares outstanding as of April 10, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

February 28, 2006

(Stated in US Dollars)

(Unaudited)

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM BALANCE SHEETS

February 28, 2006 and August 31, 2005

(Stated in US Dollars)

(Unaudited)

	February 28	August 31
ASSETS	2006	2005

Current
Cash	$ 68,351	$ 6,414
Share subscriptions receivable	-	79,250

	$ 68,351	$ 85,664

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 1,140	$ 6,388

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 Common shares, par value $0.001 per share
Issued and outstand1ing:
3,670,000 common shares (August 31, 2005: 3,670,000)	3,670	3,670
Additional paid-in capital	102,330	102,330
Deficit accumulated during the development stage	(38,789)	(26,724)

	67,211	79,276

	$ 68,351	$ 85,644

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six-months ended February 28, 2006 and 2005 and for the period October 30, 2003 (Date of Inception) to February 28, 2006

(Stated in US Dollars)

(Unaudited)

					October 30, 2003
	Three months ending		Six months ending		(Date of Inception)
	February 28		February 28		to February 28,
	2006	2005	2006	2005	2006

Expenses
Organizational costs	$ -	$ -	$ -	$ -	$ 795
Professional fees	4,761	1,550	9,860	3,963	30,159
Office and administration	269	174	2,205	902	7,835

Net loss for the period	$ 5,030	$ 1,724	$ 12,065	$ 4,865	$ 38,789

Basic And Diluted Loss Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares Outstanding	3,670,000	2,820,000	3,670,000	2,820,000

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

for the period October 30, 2003 (Date of Inception) to February 28, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Capital stock issued for cash – at $0.001	1,000,000	$ 1,000	$ -	$ -	$ 1,000
– at $0.01	1,800,000	1,800	16,200	-	18,000
– at $0.10	20,000	20	1,980	-	2,000
Net loss for the period	-	-	-	(10,275)	(10,275)

Balance, August 31, 2004	2,820,000	2,820	18,180	(10,275)	10,725

Capital Stock
-Issued for cash – at $0.10	57,500	58	5,692	-	5,750
-Issued for share subscriptions receivable – at $0.10	792,500	792	78,458	-	79,250

Net loss for the year	-	-	-	(16,449)	(16,449)

Balance, August 31, 2005	3,670,000	3,670	102,330	(26,724)	79,276

Net loss for the period	-	-	-	(12,065)	(12,065)

Balance, February 28, 2006	3,670,000	$ 3,670	$ 102,330	$ (38,789)	$ 67,211

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the six months ended February 28, 2005 and 2006

and for the period October 30, 2003 (Date of Inception) to February 28, 2006

(Stated in US Dollars)

(Unaudited)

			October 30, 2003
	Six months ending		(Date if Inception)
	February 28		to February 28,
	2006	2005	2006

Cash Flows From Operating Activities
Net loss for the period	$ (12,065)	$ (4,865)	$ (38,789)
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses	-	1,500	-
Accounts payable and accrued liabilities	(5,248)	(346)	1,140

Net cash used in Operating Activities	(17,313)	(3,711)	(37,649)

Cash flows from Financing Activities
Issuance of common shares	79,250	-	106,000

Increase (decrease) in cash during the period	61,937	(3,711)	68,351

Cash, balance at beginning of period	6,414	10,725	-

Cash, balance at end of period	$ 68,351	$ 7,014	$ 68,351

SEE ACCOMPANYING NOTES

SPHERE OF LANGUAGE

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

February 28, 2006

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

The results of operations for the six months ended February 28, 2006 are not indicative of the results that may be expected for the full year.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern , which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $38,789 since its inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Comparative Figures

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Item 2.   Management’s Plan of Operation

Sphere of Language was incorporated under the laws of the State of Nevada on October 30, 2003. Our company’s fiscal year end is August 31.

On August 31, 2005 we completed our prospectus offering and raised a total of $85,000 for operations from the sale of 850,000 shares of common stock.  We are presently working to establish operations and to execute contracts for our services, however we have found that we are presently getting limited interest in our services.  We have one verbal agreement for translation services with Clean Air Technologies.  This agreement was negotiated subsequent to the period covered by this report and is with a company which is controlled by an officer and director of the Company.   We intend to closely monitor our progress over the next 30 days to determine whether we need to change our marketing efforts or whether we need to review and amend our business plan.

We currently have no revenue from operations as at the quarter ended February 28, 2006 and  we are in a start-up phase with our existing assets. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

We believe we have sufficient cash resources to satisfy our needs over the next 12 months.  We raised a total of $85,000 by way of a prospectus offering during August, 2005 and we presently have approximately $68,000 remaining for our cash requirements.  We cannot be assured that the funds will be sufficient to execute our entire business plan or that we may not determine the need for additional funds for project development.  Should we require further funding we will be required to seek such funding either from equity offerings or by the way of shareholder loans.  There can be no assurance that we will be able to raise additional funding if required.

We have not had revenues at any time since inception. However, we are presently working on a translation agreement that will provide minimum revenues.

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

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended February 28, 2006.

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

Use of Proceeds to date are as listed below:

Expense Item	Amount Paid	Direct payment	Indirect Payment
Accounting	6,495	6,495	0
Legal	3,365	3,365	0
Misc Admin Costs	534	534	0
Transfer Agent*	1,363	1,363	0
Total Expenditures	$11,757	$11,757	$0

* Our initial budget did not include transfer agent fees and we have expended a total of $1,363 to date from the proceeds of our prospectus offering. We believe we should have sufficient funds from our consulting budget to allocate a portion of those budgeted expenditures to the overages from our proposed expenditures as detailed in our SB-2.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2006.

Sphere of Language

Date: April 14, 2006

   By: /s/ Ron Bruce

          -------------------

                         Ron Bruce

           President/CEO

By: /s/ Bruce Bicknell

           ---------------------

           Bruce Bicknell

           Chief Financial Officer