Form 10QSB
period 2006-05-31
CLEAN POWER TECHNOLOGIES INC.
filed 2006-07-21
CIK 1282387

OMB APPROVAL
OMB Number 3235-0416 Expires March 31, 2007 Estimated average burden hours per response……………………………182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 333-113606

CLEAN POWER TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0413062
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

436-35th Avenue N.W., Calgary, Alberta Canada T2K 0C1

(Address of principal executive offices)

(403) 277-2944

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

45,445,377 common shares outstanding as of July 12, 2006

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

May 31, 2006

(Stated in US Dollars)

(Unaudited)

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED INTERIM BALANCE SHEETS

May 31, 2006 and August 31, 2005

(Stated in US Dollars)

(Unaudited)

	May 31	August 31
ASSETS	2006	2005

Current
Cash	$ 66,115	$ 6,414
Share subscriptions receivable	-	79,250

	$ 66,115	$ 85,664

LIABILITIES

Current
Accounts payable and accrued liabilities	2,865	6,388
Loan payable – Note 3	1,249	-

	4,114	6,388

STOCKHOLDERS’ EQUITY

Capital Stock – Note 5
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
14,680,000 common shares (August 31, 2005: 14,680,000)	14,680	14,680
Additional paid-in capital	91,320	91,320
Deficit accumulated during the development stage	(43,999)	(26,724)

	62,001	79,276

	$ 66,115	$ 85,644

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

for the three and nine-months ended May 31, 2006 and 2005

and for the period October 30, 2003 (Date of Inception) to May 31, 2006

(Stated in US Dollars)

(Unaudited)

					October 30, 2003
	Three months ending		Nine months ending		(Date of Inception)
	May 31		May 31		to May 31,
	2006	2005	2006	2005	2006

Expenses
Organizational costs	$ 1,250	$ -	$ 1,250	$ -	$ 2,045
Professional fees	3,100	4,111	12,960	8,074	33,259
Office and administration	860	787	3,065	1,689	8,695

Net loss for the period	$ 5,210	$ 4,898	$ 17,275	$ 9,763	$ 43,999

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average shares outstanding	14,680,000	11,280,000	14,680,000	11,280,000

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY

for the period October 30, 2003 (Date of Inception) to May 31, 2006

(Stated in US Dollars)

(Unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		Paid-in Capital	Development
	Shares	Amount		Stage	Total

Capital stock issued for cash
- at $0.00025	4,000,000	$ 4,000	$ (3,000)	$ -	$ 1,000
- at $0.0025	7,200,000	7,200	10,800	-	18,000
- at $0.025	80,000	80	1,920	-	2,000
Net loss for the period	-	-	-	(10,275)	(10,275)

Balance, August 31, 2004	11,280,000	11,280	9,720	(10,275)	10,725

Capital stock
- issued for cash - at $0.025	230,000	230	5,520	-	5,750
- issued for share subscriptions receivable - at $0.025	3,170,000	3,170	76,080	-	79,250
Net loss for the period	-	-	-	(16,449)	(16,449)

Balance, August 31, 2005	14,680,000	14,680	91,320	(26,724)	79,276

Net loss for the period	-	-	-	(17,724)	(17,275)

Balance, May 31, 2006	14,680,000	$ 14,680	$ 91,320	$ (43,999)	$ 62,001

*The common stock issued, par value and additional paid-in capital have been retroactively restated to reflect a forward stock split of four new shares for one old share, effective June 12, 2006.

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATD INTERIM STATEMENTS OF CASH FLOWS

for the nine months ended May 31, 2005 and 2006

and for the period October 30, 2003 (Date of Inception) to May 31, 2006

(Stated in US Dollars)

(Unaudited)

			October 30, 2003
			(Date of
	Nine months ending		Inception) to
	May 31		May 31,
	2006	2005	2006

Cash Flows from Operating Activity
Net loss for the period	$ (17,275)	$ (9,763)	$ (43,999)
Adjustments to reconcile net loss to cash used by operating activity
Prepaid expenses	-	1,500	-
Accounts payable and accrued liabilities	(3,523)	-	2,865

Net cash used in operating activity	(20,798)	(8,263)	(41,134)

Cash flows from Financing Activities
Proceeds from loan payable	1,249	-	1,249
Issuance of common shares	79,250	-	106,000

	80,499	-	107,249

Increase (decrease) in cash during the period	59,701	(8,263)	66,115

Cash, beginning of the period	6,414	10,725	-

Cash, end of the period	$ 66,115	$ 2,462	$ 66,115

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

May 31, 2006

(Unaudited)

Note 1

Interim Reporting

The accompanying unaudited consolidated interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.  These interim consolidated financial statements should be read in conjunction with the Company’s August 31, 2005 audited financial statements.

The results of operations for the nine months ended May 31, 2006 are not indicative of the results that may be expected for the full year.

The interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Clean Energy and Power Solutions Inc., (“CEPS”) incorporated on May 12, 2006.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $43,999 since its inception and expects to incur further losses in the development of its business, which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Loan Payable

The loan payable, due to a director of CEPS, is unsecured, non-interest bearing and has no specific terms for repayment.

Clean Power Technologies Inc.

(Formerly Sphere of Language)

(A Development Stage Company)

Notes to the Consolidated Interim Financial Statements

May 31, 2006

(Unaudited) – Page 2

Note 4

Comparative Figures

Certain of the comparative figures have been reclassified in order to conform with the current period’s presentation.

Note 5

Commitments and Subsequent Events

i)

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 restricted common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI”), a privately held company developing a project for a gas/steam or diesel/steam hybrid technology.  CPTI has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, a company based in Great Britain, to carry on all its research and development.  CPTI and CEPS will then be merged with CEPS being the surviving entity.  The Company will then change its name to Clean Power Technologies, Inc. (name changed on June 13, 2006).  The Company will forward split its common shares on a four new shares for one old share basis prior to consummating this agreement (completed on June 12, 2006).

The Company issued 28,038,247 common shares on June 29, 2006 and allotted 2,727,130 common shares for issue pursuant to the above agreement.

ii)

On June 21, 2006, the Company entered into an investor relations agreement investor relations services for a period of one year at $2,500 per month.  Also, the Company will grant 200,000 share purchase options exercisable at $1.30 per share until July 1, 2008.  The options will vest in equal quarterly amounts over the next twelve months.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Overview and Cash Requirements

Clean Power Technologies Inc.  (formerly Sphere of Language) was incorporated under the laws of the State of Nevada on October 30, 2003. Our company’s fiscal year end is August 31.

On August 31, 2005 we completed our prospectus offering and raised a total of $85,000 for operations from the sale of 850,000 shares of common stock.  Sphere was created to provide localization services along with a virtual real-time translation and print-on-demand service to solves two problems common to the print and design business, namely, timely delivery and cost of delivery for automated translation services.  We have not been successful in gaining any recognition for this business.  In our efforts to secure contracts we were introduced, through one of our directors Abdul Mitha, to a new technology projected being developed by a company with which Mr. Mitha was associated.  On May 12, 2006, we incorporated Clean Energy and Power Solutions Inc. for the purposes of entering into an agreement to acquire Clean Power Technologies Inc.  On May 22, 2006, we entered into an agreement and plan of merger with Clean Energy and Power Solutions Inc. (“CEPS”) and the shareholders of Clean Power Technologies Inc. (“CPTI”) for the acquisition of all of the issued and outstanding common shares of CPTI, a privately held company developing a project for a gas/steam or diesel/steam hybrid technology.  Under the terms of the agreement CPTI and CEPS will be merged with CEPS being the surviving entity.  CPTI has a wholly owned subsidiary Clean Power Technologies Limited (“CPTL”) which is a U.K. corporation) which will become a wholly owned subsidiary of CEPS after the merger is effected. CPTL will undertake all of the R&D work on the technology. Further, under the agreement required that the Company change its name to Clean Power Technologies Inc. (name changed on June 13, 2006) and forward split its common shares on a four new shares for one old share basis prior to the finalization of the agreement (completed on June 12, 2006).  Subsequent to the period covered by this report we have completed the acquisition of CPTI and the merger of CPTI with CEPS and the Company is now called Clean Power Technologies Inc. with CEPS being a wholly owned subsidiary and CPTL a wholly owned subsidiary of CEPS.

The concept of the business of the Company is to develop a vehicle with a steam hybrid engine.  The aim of our R&D project is to build the scientific understanding of the optimisation and control methods that need to be applied to thermal storage for hybrid vehicle operation.  Management believes that the key to success of the project is the heat recovery system and controls system that manages the steam and gasoline operation.  A rotary Wankel type steam engine is believed to be an ideal power producer for automotive applications.  The objective is to enable the two lobes of the Wankel engine to operate together or individually.  The first phase of the project is projected to be completed within 21 months with the result being that the project will supply the technology that will allow the engine to effectively switch between steam and gasoline or operate at the same time on both steam and gasoline in separate lobes of the Wankel engine.

It is the intent of management to focus its efforts on the development of this technology.  The technology development is being undertaken in Great Britain and an R&D facility has been established to undertake the technology development. The entire project is expected to be completed in 36 months with a projected budget of one million British pounds ($1,850,000USD) with a cash requirement of $580,210 for the first twelve months of operation.

The Company is budgeting a minimum of $750,000 over the next twelve months which will include the funds required for the twelve month R &D program and operating capital for the Company.  The Company does not presently have sufficient capital as at the date of this report to fund its project.  The Company will be required to raise at least $700,000 by way of equity or loans.  There can be no assurance that the Company will be able to raise these funds.

Summary of R & D

The Company will carry on all of its R&D operations through a wholly owned subsidiary of CPTI based in Great Britain. To April 5, 2006, which was the start of this project, project research was wholly theoretical in determining the predicted performance of the saturate liquid energy reservoir under a wide range of operating conditions.  Since the principles of operation are well known through their application in the steel and process industries and for transport in fireless locomotives, for example, no technological breakthrough is sought.  The present major requirement is for demonstration vehicles to verify the attractions of the system for increasing the efficiency of fuel usage and reducing urban and global pollution.  There remains much scope for optimisation of component design, especially the accumulator, the vapour engine and for overall cycle operation.  There are now three main activities ongoing in our R&D program:

1.  Test Bed Build and Control Development:

We intend to build a suitable portable test bed for the Wankel engine and heat recovery system, to prove out the basis control system using air, and to construct the steam generator and validate functionality on test bed, prior to Vehicle Wankel engine installation.  The portable test bed is intended to be transported to a suitable supply of steam.  An engine dynamometer test bed unit has been purchased and will be installed initially into the rear of a trasit van for transport to a suitable steam supply.  A hydraulically operated drag valve will be installed to the Wankel engine being only an expansion and exhaust.

2.  Vehicle engineering:

Two new Mazda RX-8 vehicles have been purchased and the basic package will be completed with work ongoing.

3.  Heat Recovery System

To have validation of the thermodynamic concept and complete the system component package layout.

This R&D is expected to take 21 months.  Our entire project is based on standard auto industry development stages tailored for this project and is expected to take a total of 36 months.  These are based on modelling input, basic mock up phase and prototype vehicles:

1.

Initial model concept (based on benchmarking data)

2.

Refinement of model to prototype 1

3.

Model concept for prototype 1

4.

Refinement of basic model to prototype 1

5.

Model concept for prototype 2 mock ups

6.

Optimisation

7.

Definition

8.

Confirmation of prototype final refinement to model

Off Balance Sheet Arrangements

Not Applicable

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report.  Based upon the foregoing, our President and our acting Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds to date are as listed below:

Expense Item	Amount Paid	Direct payment	Indirect Payment
Accounting	7,395	7,395	0
Legal	3,365	3,365	0
Misc Admin Costs	649	649	0
Transfer Agent*	1,763	1,763	0
Total Expenditures	$13,176	$13,176	$0

* Our initial budget did not include transfer agent fees and we have expended a total of $2,137 to date from the proceeds of our prospectus offering. We believe we should have sufficient funds from our consulting budget to allocate a portion of those budgeted expenditures to the overages from our proposed expenditures as detailed in our SB-2.

  We did not pay any direct or indirect payments to directors, officers, general partners or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Shareholders was held on April 4, 2006, at which the following matters were voted upon.

1.

The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Ron Bruce	2,464,638	-0-	-0-
Bruce Bicknell	2,464,638	-0-	-0-
Tetyana Baturova	2,464,638	-0-	-0-
Sandra Nunn	2,464,638	-0-	-0-

2.

The shareholders ratified the appointment of the firm of Amisano Hanson as independent auditors for the fiscal year 2006:

Voting Results	For	Against	Abstain
	2,464,638	-0-	-0-

On May 22, 2006, the Company mailed a definitive information statement to its shareholders of record advising that the Company had received the written consent from shareholders holding 2,800,000 shares of its common stock who voted as follows:

  1.

The shareholders ratified a name change from Sphere of Language to Clean Power Technologies Inc.

Voting Results	For	Against	Abstain
	2,800,000	-0-	-0-

  2.

The shareholders ratified a forward split of the Company’s shares on the basis of 4 shares for each 1 share held

Voting Results	For	Against	Abstain
	2,800,000	-0-	-0-

  3.

The shareholders ratified an Agreement and Plan of Merger between the Company and Clean Energy  and Power Solutions Inc. and Clean Power Technologies Inc.

Voting Results	For	Against	Abstain
	2,800,000	-0-	-0-

ITEM 5.

OTHER INFORMATION

Not applicable

ITEM  6.

EXHIBITS

Exhibit Index

3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.3	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.4	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006

10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed on July 21, 2006
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on March 14, 2006
22.2	Notice of Proposal for approval of agreement and plan of merger, forward split and name change	Incorporated by reference to our Schedule 14C filed on May 18, 2006
31	Section 302 Certification – Chief Executive Officer and Chief Financial Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer and Chief Financial Officer	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of July, 2006

CLEAN POWER TECHNOLOGIES INC.

By:  /s/ Abdul Mitha

Name: Abdul Mitha

Title: President, Principal Executive, Financial and Accounting Officer