Form 10KSB
period 2006-08-31
CLEAN POWER TECHNOLOGIES INC.
filed 2006-12-14
CIK 1282387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

OR

[  ]     TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number  333-113606

CLEAN POWER TECHNOLOGIES INC.

(Name of small business issuer  in its charter)

NEVADA	98-0428608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

436-35th Ave N.W., Calgary, Alberta	T2K 0C1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number                               (403) 277-2944

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  [    ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

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

$19,911,735.00 based on 29,068,227 common shares at $0.685 which is the average bid and ask price as of December 13, 2006

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

45,445,377 as of December 13, 2006

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

Transitional Small Business Disclosure Format (Check one): [   ] Yes

[ X ] No

TABLE  OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 2. Properties	9
Item 3. Legal Proceedings	9
Item 4. Submission of Matters to a Vote of Security Holders	9

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters	10
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7. Financial Statements and Supplementary Data	13
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons	32
Item 10. Executive Compensation	37
Item 11. Security Ownership of Certain Beneficial Owners and Management	38
Item 12. Interest of Management and Others in Certain Transactions	39
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8 -K	40
Item 14. Principal Accountant Fees and Services	41
Financial Statements	14
Signatures	42

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

a)

Business Development

 Clean Power Technologies Inc. ( formerly “Sphere of Language”) was incorporated on October 30, 2003, in the State of Nevada.

During the year ended August 31, 2005 we completed our prospectus offering and raised a total of $85,000 for operations from the sale of 850,000 shares of common stock.  Sphere was created to provide localization services along with a virtual real-time translation and print-on-demand service to solve two problems common to the print and design business, namely, timely delivery and cost of delivery for automated translation services.  We have not been successful in gaining any recognition for this business.  In our efforts to secure contracts we were introduced, through one of our  current directors, Abdul Mitha, to a new technology project being developed by a company with which Mr. Mitha was associated.  On May 12, 2006, we incorporated Clean Energy and Power Solutions Inc. for the purposes of entering into an agreement to acquire Clean Power Technologies Inc.  On May 22, 2006, we entered into an agreement and plan of merger with Clean Energy and Power Solutions Inc. (“CEPS”) and the shareholders of Clean Power Technologies Inc. (“CPTI”) for the acquisition of all of the issued and outstanding common shares of CPTI, a privately held company developing a project for a gas/steam or diesel/steam hybrid technology.  Under the terms of the agreement CPTI and CEPS merged, with CEPS being the surviving entity.  CPTI has a wholly owned subsidiary Clean Power Technologies Limited (“CPTL”) which is a U.K. corporation) which became a wholly owned subsidiary of CEPS after the merger was effected. CPTL will undertake all of the R&D work on the technology. Further, the agreement required that the Company change its name to Clean Power Technologies Inc. (name changed on June 13, 2006) and forward split its common shares on a four new shares for one old share basis prior to the finalization of the agreement (completed on June 12, 2006).  During the period covered by this report we have completed the acquisition of CPTI and the merger of CPTI with CEPS and the Company is now called Clean Power Technologies Inc. with CEPS being a wholly owned subsidiary and CPTL a wholly owned subsidiary of CEPS.

b)

Business of the Issuer

Current Operations

The Company presently undertakes all of its business operations indirectly through its wholly-owned U.K. subsidiary, Clean Power Technologies Ltd.  These operations are presently focused on the research and development of our technology.

Principal Products or Services and their Markets

The concept is to develop a vehicle with a steam hybrid engine.  Our business plan calls for the development of two vehicles.  The first vehicle will be a prototype and the second vehicle will be an engineered vehicle that we intend to unveil to the automotive industry.

We believe that a rotary Wankel type steam engine is an ideal power producer for automotive applications.  The Wankel engine is a displacement engine that the steam passes through with no reversal in direction (uniflow) and the exhaust is from maximum displacement to minimum displacement.

Our concept is to use a Mazda RX-8 vehicle which we have purchased as our prototype vehicle, with one of the two lobes running on steam and the other on gasoline.  We do not have any alliance with Mazda.  The determination to use the Mazda RX-8 was for the easier adaptability with our proposed technology development.  The heat normally lost in the system will be recovered via a water jacket style steam accumulator with a closed circuit condenser running the length of the vehicle.  The exhaust will enter the accumulator at the side of the engine, by enriching the air/fuel mixture enough to produce an exhaust stream which is rich enough in hydrocarbons to actually support complete combustion in a ‘thermal reactor’ , which is an enlarged open chamber in the exhaust/steam accumulator.  This will assist the production of steam and delete the need for a catalytic converter.

We believe the key to the success of this project is the heat recovery system and control system that manages the steam and gasoline operation.  The objective is to enable the two lobes of the Wankel engine to operate together or individually.   Our goal is to work over the next several months to supply a technology that will allow an engine to effectively switch between steam and gasoline in separate lobes of a Wankel engine.  We expect this technology will increase the distance drive on a litre of fuel to give us 140 miles per gallon fuel efficiency in our Mazda RX-8.

If successful, we will take the product to market or look for a partner to work with us to take the product to market.   We believe the market for our technology will be the automotive industry mainly with automobiles and trucks.  Our customers would be automobile manufacturers, truck manufacturers, and first-tier suppliers of engines.

Our Technology

Life on earth is almost totally dependent upon the unique properties of water. Among these and, in particular, for energy storage potential, is its very high latent heat associated with change of phase between liquid and vapour at moderate temperatures. This proposal utilizes these properties but could also use alternative fluids of acceptable thermal and chemical properties, probably in closed cycle form. The proposal is to use water, or other fluid as available, at its saturation (boiling) temperature to store energy for a hybrid vehicle in a pressurised container from which vapour is drawn to provide pollution-free motive power as required.  Used energy is replaced from the exhaust heat of the associated combustion engine prime mover as circumstances allow, either in motion or at rest.

The combustion engine to supply power is prominent and could be petrol, diesel or gas turbine and away from urban restrictions, would provide traction power. The exhaust from the engine may be controlled either to pass direct to atmosphere or through the steam accumulator to charge or maintain pressure where pollution controls are relaxed. This represents a very attractive direct improvement in fuel consumption by retaining a substantial proportion of the engine exhaust heat  (up to two-thirds of the fuel energy with engine cooling) which is otherwise discarded.

In strictly pollution-controlled environments the combustion engine would be shut down and the traction power unit driven by steam drawn from the accumulator, in which the pressure will steadily fall while exhausting the vapour to atmosphere. As an indication of the potentiality of the steam accumulator, about 5 kWh of energy would be available from a single charge to 100 bar maximum pressure of a vessel of 100 litres volumetric capacity. The power would be available at widely variable and controllable rates and, depending on these, the vessel could be recharged several times on a single water filling.

As an option to improve power, fuel efficiency and range at the expense of weight, the exhaust vapour from the engine may be returned to the boiler after condensation in an heat exchanger cooled by atmospheric air and shown dashed in the figure as optional.  Such a system would allow the use of working fluids other than water where this was required for thermodynamic or other reasons. Other important features of the system are the moisture separator, which may be contained as shown within the accumulator vessel to operate at reservoir pressure. Steam from the accumulator may in certain circumstances be efficiently used to enhance power output from the combustion engine. Such hybrid power plant systems, in addition to allowing pollution-free operation as demanded, would further enhance environmental acceptance through the high thermal efficiency of the cycle resulting from the unique utilisation of exhaust heat and the consequent reduced consumption of combustion engine fuel. A reciprocating steam engine would function as the auxiliary power unit, for which a computerised mechatronic unit would drive the valve system. This would replace economically and effectively the complex mechanical linkages traditionally associated with earlier generations of stream engines for precise control of power output.

Using the heat engine exhaust gas to charge the saturated liquid reservoir has been seen as one of the key features of this hybrid vehicle system so increasing substantially the thermal efficiency of internal combustion engines.

As modern engine cooling systems continue to be operated at ever higher temperatures overall system design will be able to utilize a portion at least of this otherwise dissipated heat from the fuel with theoretical possible advances of up to 100 per cent.    A source of significant energy consumption in an automotive installation is through electrical power derived from the main engine. The small auxiliary vapour power unit of the saturated liquid hybrid could be run to generate electrical power as required even during charging periods. As has been noted, these may be repeated several times in a working day as the weight of liquid in the accumulator slowly reduces on each discharge.

This will reduce the frequency of the need to refill the reservoir with water specially treated to reduce fouling and deterioration of the accumulator heat transfer surfaces. There is much scope for optimizing the charging and discharging periods and, indeed, of the thermal cycling of the whole system.    The saturated liquid hybrid will have its greatest attraction for heavier vehicles, hitherto seen as those intended for road use. There are, however, at least as great attractions for railway power – for locomotives – where the extra weight is wholly acceptable for significantly reduced fuel consumption and where there is long experience of vapour engines and re-supplying them with liquid even when in high speed motion.

Distribution methods of our products

We do not presently have a product to distribute as we are in the development phase of our technology.  We believe that upon successful completion of our technology development phase, we will license the technology to various automotive and industrial manufacturers and will collect licensing fees.

Status of any publicly announced new product or service

On October 11, 2006, with Mitsui Babcock Energy Limited (“Mitsui”) agreeing to enter into a formal agreement for the participation and collaboration of Mitsui  with the Company to develop steam accumulator technology for use in the Company’s hybrid technologies.

Under the agreement, Mitsui and the Company agreed to collaborate to develop the steam accumulator technology for use in the Company’s hybrid technologies over a period of thirty-six months.  Mitsui will provide all that is necessary or as reasonably requested by the Company, including scientists, engineers, experts and other personnel, facilities, equipment and materials.  Mitsui will fund up to $400,000 towards the development costs of the accumulator technology and the Company will issue to Mitsui a total of 4,000,000 shares are within five business days of Mitsui delivering to the Company a subscription agreement.

Within 18 months after the first gas/steam vehicle is publicly unveiled by either Mitsui or the Company, Mitsui has the option to seek cash reimbursement from the Company for all or part of the development costs that Mitsui has incurred up to $400,000.  Upon the reimbursement of Mitsui by the Company, Mitsui will return 3,000,000 of the Company’s shares to the Company.

Should Mitsui provide funds toward the development costs in excess of $400,000, Mitsui shall have the option to either request cash reimbursement from the Company for the excess above $400,000 or to take the amount in shares at a price to be negotiated at the time of the election.

All technology and intellectual property developed in connection with the collaboration program or the accumulator technology that are patentable and/or patented or otherwise protected will at all time belong and be owned solely by the Company and Mitsui will require the prior written approval of the Company for the use of any such technology.  Any technology or intellectual property which is not patentable or otherwise protected may be used by Mitsui without the prior written consent of the Company.

If the Company is unable to reimburse Mitsui on any call for reimbursement as allowed under the collaboration agreement then the Company will transfer an equal share of the intellectual property to Mitsui so that Mitsui and the Company will own the intellectual property equally.

Each of the Company and Mitsui will bear their respective costs and expenses in connection with the agreement and their participation in the agreement.

 Mitsui is working with the Company to complete the development called for under their agreement.

Competitive business conditions  and our competitive position in the industry and methods of competition

With the price of oil skyrocketing lately combined with a growing interest in doing less harm to the environment, there has been a great deal of interest in hybrid cars over the past few years. Most major automobile manufacturers now have at least one model of a hybrid car in production, whereas just a short time ago they were a rarity. A number of alternative fuel technologies have been or are being developed at the present time. Fuel cell technology took a giant leap in later part of 1990’s. But the technology has not yet come to the market due to technological and logistic problems. Ethanol, bio-diesel and other alternative fuel technologies are currently being marketed and all major auto manufacturers have one or more models in the market. However, there are costs, logistic, distribution and other related issues which must be confronted and resolved before wider acceptance of ethanol, bio-diesel and such other alternative fuel technologies can firmly secure its niche in the market place. Hybrid cars differ from electric cars and cars designed to run on alternative fuels, but are also an alternative fuel option themselves.

Below is our basic fact sheet on the subject of hybrid cars.

Hybrid vehicles are now generally accepted as offering the transportation industry a solution to the need for reducing fuel consumption in this age of high oil prices and for reducing atmospheric pollution on both the global and local scales. As a consequence most manufacturers are at least considering the design of hybrid vehicles, comprising a main internal combustion engine and a parallel auxiliary motor for either joint or separate operation, most commonly for use in especially urban areas in which pollution is closely controlled.

By far the greatest attention has been given to the use of electric power as the auxiliary in the hybrid vehicle and several are now in mass production and on the road from major manufacturers. Such systems will for the foreseeable future provide the major competition to our proposals. Electric batteries are however the only means of energy storage for these vehicles and have the major disadvantages of low specific energy and power, high cost, limited life and the need for main engine operation for charging with the high consequent fuel costs.

Our system uses otherwise dissipated combustion engine exhaust heat for charging the energy storage components at negligible recurrent cost and with high specific power availability from the saturated liquid energy accumulator.

The key to our process is to the steam accumulator which will truly create a hybrid fuel system. The competitive objectives will be to minimise additional weight of the auxiliary power system and to maximise fuel saving through sophisticated controls for on-the-road as well as urban, low pollution operation. At present the only competitor known to be considering a system  is BMW-Rolls Royce who have published an outline of an apparently more complex scheme than ours as part of a ten year programme to production. However, a closer examination of their project indicates that their system is designed to capture heat from the exhaust and re-cycle it in order to give fuel savings of approximately 15%. Where as our process is designed to provide fuel savings of between 30%-40% and reduce emissions by corresponding amount, if not more.

As for the competition, of course, majority of auto manufacturers are developing alternative fuel technology vehicles and to that extent must be considered as competitors. However, most of them are developing vehicles to replace gas (petrol) as fuel of choice. Moreover, the present alternative fuel technologies carry negative baggage such as higher costs, logistic problems, lack of mass availability of such alternative fuels at regular gas service stations, lack of adequate transportation systems and current oil prices our hybrid fuel technology is expected to eliminate most of these problems.

Sources and availability of raw materials and the names of principal suppliers

Our current suppliers are:

 SAMSON AG for steam and water valves;

Poole Process Equipment Ltd for the steam accumulator manufacture;

 RS Components Ltd for electronic equipment;

Rudgwick Metals Ltd. for steel raw material; and

Heltech 3 for the base engine management system.

Ekstroms Varmetekniska AB,  Sweden  supplies the tubes for the accumulator.

We do not anticipate any problems with availability from these suppliers.

Dependence on One or a Few Major Customers

We presently do not have any customers for our technology as we are still in development phase.

Patents, Trademarks., Licenses,  Franchises, Concessions, Royalty Agreements or Labor Contracts, including duration:

The general concept of an internal combustion engine hybridized with steam is in the public domain and cannot be patented under either a ‘first to invent’ or ‘first to file’ system.  The implementations of the general concept will be patented and these patents will be the primary assets of the Company.  Patent applications will be filed when the technology or concepts are available for patent.  The territories in which applications are filed will be the major world automotive markets in which vehicles are manufactured and sold.  These will be determined by management but are intended to include the U.S., European states, Japan and other Asian states.  We expect that we will require approximately $1,000,000 for patent filings.  We do not presently have these funds available and we will need to raise the funds in order to secure the patents.

Our agreement with Mitsui Babcock treats the patents as follows.  All technology and intellectual property developed in connection with the collaboration program or the accumulator technology that are patentable and/or patented or otherwise protected will at all time belong and be owned solely by the Company and Mitsui will require the prior written approval of the Company for the use of any such technology.  Any technology or intellectual property which is not patentable or otherwise protected may be used by Mitsui without the prior written consent of the Company.

If the Company is unable to reimburse Mitsui on any call for reimbursement as allowed under the collaboration agreement then the Company will transfer an equal share of the intellectual property to Mitsui so that Mitsui and the Company will own the intellectual property equally.

Need for any government approval of principal products or services.

We do not expect to require government approval for any of our products.

Effects of Existing or Probable Government Regulations on our business

In the U.S., states are legislating for a reduction in the use of  auxiliary power units  (“A PUs”)which power truck hotel services.  APU emissions are not currently regulated but we believe that it is becoming increasingly likely that the quality of APU emissions will be regulated.

Our technology will address the requirements for cleaner emissions which may be regulated.

Research and Development Activities and Costs

All of our research and development activities are presently borne by the Company, except for an amount of $400,000 to be expended by Mitsui on behalf of the Company based on our collaboration agreement.  We commenced our research and development during this fiscal year 2006 and we have expended a total of $65,405 to the fiscal year ended August 31, 2006, not including salaries and wages.

Our business plan calls for us to expend a total of  approximately $2,500,000USD over a twenty-one month period for research and development.   We do not presently have sufficient funds to complete the development of the technology.  Management is seeking alternative sources of funding either by the way of equity financing or loans.

Costs and Effects of Compliance With Environmental Laws

We do not expect any environmental laws to give rise to additional costs to our business.   We believe that our technology, if successful will comply with any environmental regulations already enacted or which may be enacted in the future.

Employees

The Company does not presently have any direct employees.   However, Clean Power Technologies Ltd., our U.K. subsidiary has a total of 4 full time employees and  2 part time employees.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company does not own any property and office space is provided free of charge by our President and CEO, Abdul Mitha.

Our wholly owned U.K. subsidiary, Clean Power Technologies Ltd. has a lease for office and research and development facilities with Michael Burns, a director of the Company.   The lease was entered into on July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $34,222 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Year ending July 31, 2007	$ 34,222
Year ending July 31, 2008	34,222
Year ending July 31, 2009	34,222

Total	$ 102,666

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

The Company's common stock trades on the OTC/BB under the symbol  “CPWE".   The Company came to trade during the third quarter ending May 31, 2006.  There is no previous trading data available.

Following is a report of high and low bid prices since the Company was approved for trading.

Year 2006	High	Low
4th Quarter ended 08/31/06	3.08	0.10
3rd Quarter ended 05/31/2006	2.85	0.00

The information as provided above for the fiscal year 2006 was provided by the Over the Counter Bulletin Board.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of December 7, 2006, there were 11 market makers in the Company’s stock. The last available reported trade by the OTC/BB prior to the filing of this report was December 7, 2006 at $1.01.

As of  December 13 , 2006, there were 189

record holders of the Company’s common stock.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Not Applicable

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This current report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

(a) Pla n of Operation

We have not generated any revenues from products, services or operations since the inception of our Company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

We are a development stage company which is presently undertaking research and development on a hybrid steam engine .

Our plan of operations is to complete the research and development on our technology over the next several months and if successful, to license the technology or form partnerships for the use of the technology with any customers we may identify.

At present we do not have sufficient funds available to execute our business plan for the development of the technology.   We have to date been funded by existing working capital and by shareholder loans from one of our directors and officers.  There can be no assurance that we will be able to continue to raise the funding required to continue operations.

Our principal activity to date has been the updating and development of the infrastructure of the industrial building of which the Company took possession in late July. Lighting of the whole working space has been totally reinstalled with dramatically improved consequences for the environment in the administrative offices, test area and workshop. For the latter, delivery has been taken of a range of modern machine tools to service the extensive experimental development programme to which the Company is committed in order to optimise the performance of the hybrid power trains that will be its principal product. Electrical supply and internal wiring have been completely renewed to support these facilities.

Having completed the clearance of ancillary equipment in the Wankel engine compartment of the first Mazda RX8 vehicle, delivery of which was taken in April at the founding of the Company’s U.K. subsidiary, a second identical car was received in September to allow parallel development of the optimum geometrical arrangement of the components of the auxiliary power units of the Company’s sysystem of clean energy storage and recovery (“Cesar”). This important work has proceeded but in the background to the infrastructure developments described above.

 Experimental research has always been seen as an inevitable and crucial successor to the earlier theoretical studies that have supported the evolution of the CESAR hybrid vehicle system. The experiments will provide the essential empirical data required to enable the precise specification of the sophisticated control requirements of the power plant in steady open road operation as well as the anti-pollution urban mode. They will involve conventional operation of the combustion engine and also in driven mode with compressed air to simulate performance of the vapour in the total hybrid system in advance of delivery of the prototype accumulator vessel early in 2007. An air compressor and storage pressure vessel of adequate capacity has been installed for this purpose.

      Fluid dynamic and thermodynamic measurements of the charging and discharging rates of the energy accumulator, the performance of the auxiliary engine and of the main combustion engine will be monitored to supply an essential numerical data base. To this end the provision of a test cell to house safely the necessary test programme within the unit has been a major item in the infrastructure programme that has been completed in the period under review. An internal structure strong enough to protect the main unit from a catastrophic component failure has been built and will allow the test programme to proceed immediately.

      Supporting theoretical work has continued throughout the period under review, including the detailed design of the energy accumulator. This has indicated that for optimum control and maximum efficiency, an output shaft-driven valve system will be required independent of the engine cylinder porting.  Preliminary design of this feature has begun.

      A joint meeting of the design team and that from Mitsui-Babcock working on the CESAR project was held at the end of November. Agreement was reached on the immediate practical path ahead with the understanding of the crucial influence that delivery of the first prototype energy accumulator would have, now scheduled for March 2007. It was further agreed that the initial experimental programme should be restricted to a fundamental study of the thermo-fluid dynamics of the system, with the geometrical constraints of immediate application to a vehicle postponed to a second phase. Thus the first pressurisation of the accumulator, after hydraulic and other safety testing would be from a directly heated and temperature-controlled fluid stream rather than, as in the real application, from a combustion engine, with the constraints that this would apply.  Testing of this engine to determine operational fluid flows and temperatures could begin in parallel to provide data for the second phase.

     Agreement was reached between the parties on the provision of instruments and controls for the prototype system, with Babcock to supply all hardware, including safety valves and sensors for pressure and temperature measurement. We will supply the steam valves and provide the control and data logging aspects of the system, although with the provision by Babcock of a control algorithm based upon their equipment. We will undertake risk assessments in consultation with external authorities as well as Babcock who commented favourably upon the safety aspects of the new test cell referred to above.

    The parties will meet regularly to guide design and testing development with the next meeting at Babcock’s Crawley office on December 14, 2006.

The programme below is shown as a list of research topics associated with a particular component or components of the total CESAR system. Considered estimates are made of the duration of each item although some can overlap. This is particularly the case for the final listed item, development of the control system. Further, the prototype accumulator system will require subsequent design and development to match vehicle geometry and this part of the total programme will latterly repeat and parallel the items listed.

1.

Performance tests of a Wankel engine in normal combustion mode to determine flow rates of fuel and air, thermal efficiency and exhaust temperatures over a range of speed and power output.

                                                                              3 - 4 weeks

2.

Performance tests of Wankel engine with one cylinder driven by       compressed air to simulate the vapour in the final operation. The other can be similarly driven or operated in normal combustion mode to create a data base of the performance criteria as listed in item 1

                                                                                   4 –6 weeks

3.

Heat transfer tests upon the evaporator of the prototype accumulator using a heated air stream facility to be installed before delivery of vessel as an addition to the present infrastructure. Times for attainment of a range of specified vapour pressures will be recorded for gas stream temperatures up to 600C. The corresponding discharge times for a range of starting pressures and outlet vapour flow rates expanded through the reciprocating steam engine will provide data on the total power output..

                                                                              8 - 10 weeks

4.

The tests scheduled as item 3 will be repeated using the exhaust of the second Wankel engine in combustion mode as the source of charging heat for the accumulator over a wide range of practicable operating conditions for both components.

                                                                               8 – 10 weeks

5.

Throughout the tests scheduled as items 1,2, 3 and 4 above, experiments will be required to provide empirical data for the continuing design and optimisation of the control of the CESAR system.

These must be regarded as in almost continuous parallel operation with the total research and development  programme.

(c)   Off-balance sheet arrangements

Not Applicable

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page 14 of this Form 10-KSB

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,

Clean Power Technologies Inc.

(formerly Sphere of Language)

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Clean Power Technologies Inc. (formerly Sphere of Language) (A Development Stage Company) and its subsidiaries as of August 31, 2006 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the period May 12, 2006 (Date of Inception) to August 31, 2006.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clean Power Technologies Inc. and its subsidiaries as of August 31, 2006 and the results of its operations and its cash flows for the period May 12, 2006 (Date of Inception) to August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	“AMISANO HANSON”
November 15, 2006	CHARTERED ACCOUNTANTS

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

August 31, 2006

(Stated in U.S. Dollars)

ASSETS

Current
Cash	$ 99,234
Amounts receivable – Note 4	56,125
Prepaid expenses – Note 7	79,199

234,558
Plant and equipment – Note 5	159,981

$ 394,539

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 92,500
Due to related party – Note 6	516,686

609,186

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Note 9
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
45,445,377	common shares	45,446
Additional paid-in capital	63,746
Accumulated other comprehensive loss	(12,404)
Deficit accumulated during the development stage	(311,435)

(214,647)

$ 394,539

Nature and Continuance of Operations – Note 1

Commitments – Notes 8 and 9

Subsequent Events – Notes 9 and 12

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

for the period May 12, 2006 (Date of Inception) to August 31, 2006

(Stated in U.S. Dollars)

Expenses
Depreciation	$ 9,238
Interest – Note 7	5,799
Office and administration – Note 8	44,527
Organizational costs	2,500
Professional fees	56,990
Research and development	65,405
Salaries and consulting fees – Note 7	94,643
Stock-based compensation – Note 9	32,333

Net loss for the period	(311,435)

Other comprehensive loss:
Foreign currency translation adjustment	(12,404)

Comprehensive loss for the period	$ (323,839)

Basic and diluted loss per share	$ (0.01)

Weighted average number of shares outstanding	32,856,774

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

for the period May 12, 2006 (Date of Inception) to August 31, 2006

(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
For cash - at $0.001	28,765,477	28,766	-	-	-	28,766
Pursuant to a technology acquisition agreement - at $0.001	2,000,000	2,000	-	-	-	2,000
Clean Energy and Power Solutions Inc. common shares prior to reverse acquisition	(30,765,377)	(30,766)	30,766	-	-	-
Clean Power Technologies Inc. common shares prior to reverse acquisition	14,680,000	14,680	(14,680)	-	-	-
Common shares issued pursuant to share exchange agreements	30,765,377	30,766	9,579	-	-	40,345
Imputed interest	-	-	5,748	-	-	5,748
Stock-based compensation	-	-	32,333	-	-	32,333
Foreign current translation adjustment	-	-	-	(12,404)	-	(12,404)
Net loss for the period	-	-	-	-	(311,435)	(311,435)

Balance, August 31, 2006	45,445,377	$ 45,446	$ 63,746	$ (12,404)	$ (311,435)	$ (214,647)

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

for the period May 12, 2006 (Date of Inception) to August 31, 2006

(Stated in U.S. Dollars)

Cash Flows From Operating Activities
Net loss for the period	$ (311,435)
Items not affecting cash:
Depreciation	9,238
Imputed interest	5,748
Research and development	2,000
Stock-based compensation	32,333
Changes in non-cash working capital balance related to operations:
Amounts receivable	(52,632)
Prepaid expenses	(74,903)
Accounts payable and accrued liabilities	80,676

Cash flows used in operating activities	(308,976)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(160,260)
Cash acquired from business acquisition	62,070

Cash flows used in investing activities	(98,190)

Cash Flows from Financing Activities
Issuance of common shares	28,766
Due to related party	476,052

Cash flows provided by financing activities	504,818

Foreign currency translation adjustment	1,582

Increase in cash during the period	99,234

Cash at beginning of period	-

Cash at end of period	$ 99,234

Non-cash Transaction – Note 11

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(formerly Sphere of Language)

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language.  On June 13, 2006, the Company changed its name to Clean Power Technologies Inc.

The Company incorporated Clean Energy and Power Solutions Inc. (the “CEPS”) on May 12, 2006 in the State of Nevada as a wholly owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI is developing a project for a gas/steam or diesel/steam hybrid technology. CPTI has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in Great Britain and incorporated on May 10, 2006, to carry on all its research and development.  On April 24, 2006 CPTI entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights (see Note 7).  CPTI and CEPS merged on June 20, 2006 with CEPS being the surviving entity (see Note 3).  On July 10, 2006 CEPS became a wholly owned subsidiary of the Company when the shareholders of CPTI tendered their remaining shares.

The Company’s year-end is August 31.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company are presently undertaken by CPTL-UK with a goal of developing two vehicles to prove their concept.  The first vehicle will be a prototype to demonstrate the technology and the second vehicle will be an engineered vehicle to be unveiled to the auto industry.

Note 1

Nature and Continuance of Operations – (cont’d)

b)

Development Stage Activities – (cont’d)

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $311,435 since inception, has a working capital deficiency of $374,628 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are stated in US dollars except where disclosed.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.  Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries CEPS and CPTL-UK.  All inter-company transactions have been eliminated.

Note 2

Summary of Significant Accounting Policies – (cont’d)

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

Plant, Equipment and Depreciation

Plant and equipment is recorded at cost.  Depreciation has been provided in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives on a straight-line basis over four years for vehicle and machinery, five years for office equipment, two years for computers and three years for leasehold improvements.

Impairment of Long-lived Assets

The Company reports the impairment of long-lived assets and certain intangibles in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”.  Certain long-lived assets and identifiable intangibles held by the Company are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Accordingly, the impairment loss is recognized in the period it is determined.

Foreign Currency Translation

The functional currency of the Company and its wholly owned subsidiary is the US Dollar. The functional currency of CPTL-UK is the British Pound.  Accordingly, assets and liabilities of CPTL-UK are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic Loss Per Share

The Company reports basic loss per share in accordance with the SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings per share are not presented because they are anti-dilutive.  At the end of the period presented, the Company had no other common stock equivalents.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued SFAS 107, “Disclosure About Fair Value of Financial Instruments”.  SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amount of the Company’s cash, accounts payable and accrued liabilities and due to related party approximate their estimated fair values due to their short-term maturities.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income taxes

The Company is subject to United States and Nevada state income taxes.  The Company’s subsidiary, CPTL-UK, is subject to taxes in the United Kingdom.  Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

Note 2

Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, “Accounting for Stock Issued to Employees”, and provide the disclosure required under SFAS No. 123, “Accounting for Stock-based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, amendment of SFAS Statement No. 123”.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3

Business Combinations – Note 9

On May 22, 2006 the Company entered into an Agreement and Plan of Merger (the “Agreement”) with the Company’s wholly-owned subsidiary, CEPS and the shareholders of CPTI.

The Company, CPTI and CEPS had an officer in common.

The terms of the agreement required the shareholders of CPTI to surrender their 30,765,377 shares in CPTI in exchange for 30,765,377 shares (included 4,477,000 shares issued to directors of the Company and 2,000,000 shares to the spouse and dependents of a director of the Company) of the Company’s common stock.  CPTI and CEPS merged with CEPS being the surviving entity.

The closing of the transactions provided for under the Agreement were undertaken as follows:

-

On June 12, 2006 the Company completed a forward split of its common shares on the basis of four common shares for each one share held.

-

On June 13, 2006 the Company changed its name to Clean Power Technologies Inc.

-

On June 20, 2006 the merger of CEPS and CPTI was completed.

-

On June 29, 2006 certain of the shareholders of CPTI tendered 28,038,247 common shares pursuant to the Agreement.

Note 3

Business Combinations – Note 9 - (cont’d)

-

On July 10, 2006, the remaining shareholders of CPTI tendered the remaining 2,727,130 common shares pursuant to the Agreement, and CEPS became a wholly owned subsidiary of the Company.

As a result of this transaction, the shareholders of CEPS acquired control of the Company and consequently CEPS is deemed to be the acquirer.  The acquisition has been accounted for using the purchase method of accounting, as a reverse acquisition and the consolidated financial statements are a continuation of the operations of CEPS and not the Company.  The operations of the Company are included in the consolidated statement of loss from July 10, 2006, the effective date of the acquisition.

The net monetary assets acquired from the Company are as follows:

Total assets	$ 62,420
Total liabilities	(22,075)

Net monetary assets	$ 40,345

Consideration:
30,765,377 common shares of the Company	$ 40,345

This transaction is considered to be a capital transaction, that is, the transaction is equivalent to the issuance of common shares by CEPS for the net monetary assets of the Company, accompanied by a recapitalization.

The consolidated statements of operations and cash flows for the year ended August 31, 2006 do not include the results of operations or cash flows of the Company for the period September 1, 2005 to July 10, 2006, the date of the reverse take-over transaction.  These results were as follows:

Statement of Operations

Expenses
Interest	$ 56
Office and administration	20,311
Professional fees	18,565

Loss for the period	$ (38,932)

…/cont’d

Note 3

Business Combinations – Note 9 – (cont’d)

Statement of Cash Flows

Cash Flows from Operating Activities
Net loss for the period	$ (38,932)
Changes in non-cash working capital balances:
Accounts receivable	(349)
Share subscriptions receivable	79,250
Accounts payable	3,589

Cash flows provided by operating activities	43,558

Cash Flows used in Investing Activity
Investment in CEPS	(1)

Cash flows used in investing activity	(1)

Cash Flows from Financing Activity
Due to related party	12,099

Cash flows provided by financing activity	12,099

Increase in cash during the period	55,656

Cash, beginning of the period	6,414

Cash, end of the period	$ 62,070

Note 4

Amounts Receivable

Amounts receivable of $56,125 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5

Plant and Equipment

	2006
		Accumulated
	Cost	Amortization	Net

Vehicle	$ 30,862	$ 2,237	$ 28,625
Machinery	76,479	3,879	72,600
Computer and office equipment	53,348	3,418	49,930
Leasehold improvement	9,078	252	8,826

	$ 169,767	$ 9,786	$ 159,981

Note 6

Due to Related Party

As at August 31, 2006 the Company owed $516,686 to a director of the Company for funds advanced for operations.  The advances are unsecured, non-interest bearing and have no specific terms for repayment.

Note 7

Related Party Transactions – Note 3

On April 24, 2006 CPTI entered a research and development agreement  (the “Agreement”) to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights with two directors and officers of CPTL-UK.  Under the terms of the Agreement, the Company agreed to retain one director as the Company’s project director at a fee of £3,000 (US$5,384) per month for a period of 36 months commencing May 2006 and the second director as the Company’s project manager at a fee of £6,000 (US$10,768) per month for a period of 36 months commencing May 2006.  During the period ended August 31, 2006, these directors of CPTL-UK received $72,687 for services rendered pursuant to management contracts.

Additionally under the terms of the above-noted Agreement, the Company agreed to fund all future costs for research, development, patenting, licensing and marketing of the technology in exchange for the transfer of all rights and interests in technology to the Company.  As payment for this technology, the Company’s subsidiary issued 2,000,000 shares of its common stock at $0.001, which shares were exchanged for 2,000,000 shares of the Company’s common stock under the terms of the Business Combination discussed above in Note 3.  Additionally the Company has agreed to fund up to £2,000,000 (US$3,589,460) towards the development of the technology.

On July 26, 2006, the CPTL-UK entered into a lease agreement with a director of CPTL-UK to lease the office and laboratory premises (see Note 8).

Note 7

Related Party Transactions – Note 3 – (cont’d)

Included in prepaid expenses is $64,166 of prepaid rent expense to a director of CPTL-UK.  Rent expense of $4,038 was charged by the director for the year ended August 31, 2006.

Interest expense of $5,748 has been imputed at 10% in respect to advances due to a director of the Company.

Subsequent to August 31, 2006, a director of the Company advanced $294,686 to CPTL-UK.

Note 8

Commitments

On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $34,222 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Year ending July 31, 2007	$ 34,222
Year ending July 31, 2008	34,222
Year ending July 31, 2009	34,222

Total	$ 102,666

On June 21, 2006, the Company entered into an investor relations agreement for a period of one year for consideration of $2,500 per month and has granted 200,000 share purchase options exercisable at $1.30 per share until July 1, 2008.  The options will vest in equal quarterly amounts over the next twelve months.

Note 9

Common Stock

In conjunction with the share exchange agreement discussed above in Note 3, the Company issued the following shares:

-

On June 29, 2006 a total of 28,038,247 common shares

-

On July 10, 2006 a total of 2,727,130 common shares.

Note 9

Common Stock – (cont’d)

Stock Based Compensation

The Company has granted share purchase options to a consultant.  These options are granted with an exercise price equal to the market price of the Company’s shares on the date of the grant.  The options vest in equal quarterly amounts over the next twelve months.

A summary of the stock option plan is presented below:

	2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	-	-
Granted	200,000	$1.30

Options outstanding at end of year	200,000	$1.30

Options exercisable at end of year	-

During the year ended August 31, 2006, stock-based compensation expense was $32,333 which was calculated based on the vesting provisions relating to options granted.

Assumptions used for the Black-Scholes model are as follows:

2006

Expected dividend yield	0.0%
Expected volatility	158%
Risk-free interest rate	3.18%
Expected term in years	2

The weighted average fair value of options granted is $0.97 per share.

As at August 31, 2006, there are 200,000 share purchase options outstanding entitling the holder thereof the right to purchase one common share at $1.30 for each option held expiring July 1, 2008.

Note 10

Deferred Tax Assets

At August 31, 2006, the Company has incurred non-capital losses in the United States totaling approximately $163,632 and non-capital losses in the U.K. totaling £176,861 which can be carried forward and applied against future taxable income.  The losses in the U.K. may be carried forward indefinitely and the losses in the United States expire in 2006.

At August 31, 2006, the significant components of  future income tax assets are as follows:

Total

Deferred tax assets
Non-capital losses carryforward	$ 96,607
Valuation allowance for deferred tax asset	(96,607)

$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 11

Non-cash Transaction – Note 3

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.  During the period ended August 31, 2006, the Company issued 2,000,000 shares of common stock at $0.001 per share for a total value of $2,000 in respect to the acquisition of a technology to two directors of CPTL-UK.  This transaction has been excluded from the statement of cash flows.

Note 12

Subsequent Events

On August 15, 2006, the Company executed a Memorandum of Understanding (“MOU”) followed up by a collaboration agreement dated October 11, 2006 for the development of a steam accumulator and other related technologies in partnership for use with the Company’s petrol (gas)/steam and diesel/steam hybrid technologies project.

Note 12

Subsequent Events – (cont’d)

The MOU calls for funding of approximately US$400,000 by the Partner.  As consideration, the Company will issue 4,000,000 common shares of the Company.  The MOU further provides that within 18 months from the first vehicle being publicly unveiled, the Partner will have the option of either seeking cash reimbursement of its development costs from the Company or retaining the previously issued shares of common stock of the Company.  Should the Partner seek cash reimbursement then the Partner shall return a total of 3,000,000 shares of common stock to the Company.  Should development costs exceed US$400,000 then the Partner will have the option to either receive cash reimbursement of the amount in excess of US$400,000 or to receive additional shares of the Company at a price to be negotiated.  Should the Company be unable to reimburse the Partner on any call for reimbursement as allowed under the collaboration agreement, the Company will transfer an equal share of the intellectual property to the Partner so that the Partner and the Company will own the intellectual property equally.

The Company will provide an additional 100,000 common shares to the Partner, which shall be used at their discretion to reward any of their employees who have helped in the development of the technologies project.

The term of the agreement is three years.

By resolution dated September 28, 2006, the Board of Directors approved a convertible debenture for amounts advanced by a director of the Company with the following terms:

-

bears interest at 8% per annum which shall be accrued and paid on maturity;

-

shall be convertible at $0.50 per share and may be convertible in total or in part;

-

shall be for a period of two years from date of execution; and

-

the Company may elect to repay the debenture at any time or upon the director advising of his election to convert to common shares.

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

ITEM 8B.   Other Information

Not Applicable

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors, ExecutiveOfficers, Promoters and Control Persons

(a)

Directors and Executive Officers

Our directors are elected by the shareholders at each annual shareholders' meeting or at a special shareholders' meeting called for such purpose. Despite the expiration of a director's term, the director continues to serve until his or her successor is elected and qualified or until there is a decrease in the authorized number of directors.

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Abdul Mitha

 61

Director, President and CEO

Sandra Nunn

46

Director, Secretary, Treasurer

Diane Glatfelter

40

Director

Richard Dennis

47

Director

Michael Burns

51

Director

Fred Bayley

78

Director of Clean Power Technologies Ltd. -UK

Abdul Mitha, President, Chief Executive Officer and Member of the Board of Directors

On September 28, 2006, Abdul Mitha was elected to the Board of Directors of the Issuer.  Mr. Abdul Mitha has served as the Issuer’s President since June 2, 2006 and Vice President Finance since July 30, 2005.   Mr. Mitha has over twenty-five years of domestic and international experience in the management of ongoing and start-up public and private companies. Mr. Mitha has provided consulting and advisory services to various start-up businesses in Canada including Findex Resources, Inc., Meritworld.Com Inc., and E-Com Interactive, Inc. From March 1991 to September 2005, Mr. Mitha was the President and shareholder of AVS 90 PV Associates Ltd. a company which acted as an advisor and consultant to start up companies, and was involved in the financing and negotiating of joint venture projects.  From September 2005, to present, Mr. Mitha was the President and a director of Unicus Corporation, a company involved in the promotion of steam and gas technologies.

Mr. Mitha practiced law at the English Bar from 1972 - 1977 when he immigrated to Canada. Since 1977, Mr. Mitha has been an entrepreneur in business and real estate investments. Mr. Mitha received his MA in Comparative Law from Brunel University, Middlesex, England and is a Barrister-at-Law with the English Bar. Mr. Mitha was a member of the British Institute of Management from 1973 to 1978 and a member of the Institute of Arbitrators (England) from 1972 to 1978.

Mr. Mitha has been appointed to serve on the compensation committee of the Issuer.

Mr. Mitha is not an officer or director of any reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Diane Glatfelter, Secretary-Treasurer, Member of the Board of Directors

Ms. Diane Glatfelter was appointed as a director and Secretary – Treasurer of the Issuer on May 23, 2006.   Ms. Glatfelter holds a Bachelor of Science with a major in marketing and a minor in management, received from the University of Bridgeport in 1988.  From June 1999 to the date of this filing, Ms. Glatfelter is the President and shareholder of K2 Unlimited, Inc. a consulting company which provides consulting in all areas of cash flow, including factoring, purchase order advances, debt management, bounced check recovery, loans, revenue management, risk management and collections.  Ms. Glatfelter has 150 million dollars of accounts receivable under management for various clients at any one time.  Ms. Glatfelter resides in Billerica, MA.

Ms. Glatfelter is an officer and director of OLM Ventures Inc. a reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Sandra Nunn, Member of the Board of Directors

Ms. Nunn has  served as a member of the Board of Directors since April 4, 2006.  Ms. Nunn has over 19 years of combined experience in U.S. Government Federal Law Enforcement, the Fortune 500 computer industry, Labor Relations. From December 2004 to present, she has been the managing partner of Global Funding Partners LLC of Las Vegas, Nevada, where she supervises and manages investors and clients regarding major commercial funding projects ranging from $100k to over $1B both domestically and internationally. From August 2004 to November 2004, Ms. Nunn was a project manager for FDP Financial Services of Vista, California, where she supervised and managed key investor loan accounts ranging in value from $100K to over $5B.  From February 2002 to present, she has been the President and National Security Consultant of SIG International of Whitley City, Kentucky, which is a newly-established consulting business formed to perform national security consulting for private companies and government entities in the U.S. and abroad. From July 2000 to December 2004, she was the President of Mirsan International, of Vista, California, which was a personally-owned web-based marketing company specializing in quality jewelry and accessories from Europe. Ms. Nunn received a Bachelor of Science degree in Electronics Engineering from California Polytechnic State University in 1984 and is presently completing her M.B.A. in Global Management at the University of Phoenix.

Ms. Nunn is not an officer or director of any reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Michael Burns, Member of the Board of Directors

Mr.  Michael Burns was appointed as a director of the Issuer on May 23, 2006.  Mr. Burns is an engineer with experience in the field of control systems, project management.  From December, 2002 to the date of this filing, Mr. Burns was the managing director for Engineering Verification Services Ltd., a company offering various automotive design and development projects including a heat recovery steam engine hybrid vehicle project with MitsuiBabcock.  From April 2001 to December 2002, Mr. Burns held the position of Chief Engineer, Engineering Verification Services and Business Unit Manage with TWR Engineering Worthing Technical Centre.  From October 1994 to April 2001, Mr. Burns was employed by the Daewoo Motor Company with his final position being Chief Engineer, vehicle testing, prototype building and executive board member.  He had under management a department of 240 people. Mr. Burns resides in the United Kingdom.

Mr. Burns is not an officer or director of any reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Richard Dennis, Member of the Board of Directors

On September 28, 2006, Mr. Richard Anthony Dennis was elected to the Board of Directors of the Issuer.   Mr. Richard Dennis is a Chartered Engineer with 26 years of experience in the Energy industry, and has been employed with Mitsui Babcock Energy Ltd. since June 1995 in various different capacities.  Mr. Dennis is presently and has been a Director of Research and Development for Mitsui Babcock Energy Ltd. since December 2002, where he is responsible for product development, and all investments into new technologies and R&D.  Mr. Dennis has also been a Director of Business Development for Mitsui Babcock since November 2001 to present.  Mr. Dennis first came on board Mitsui Babcock as General Manager of Engineering in June 1995.  From July 1999 to November 2001, Mr. Dennis was a Project Director of IT System Implementation and then a Director of PR and Corporate Communications form March 2003 to December 2004.  Mr. Dennis has spent his early career in various engineering roles predominately in the design and supply of environmental equipment for boilers used for electricity generation.  Prior to his employment with Mitsui Babcock, Mr. Dennis was responsible for all engineering associated with the building of new coal and gas fired boiler power plants.  Mr. Dennis has a degree in engineering from Leeds University and an MBA from Cranfield Business School.

Mr. Dennis was appointed to the Board of Directors pursuant to a Memorandum of Understanding (“MOU”) between the Issuer and Mitsui Babcock Energy Limited which agrees to the appointment of Mr. Richard Dennis to the Board of Directors of the Issuer upon a formal agreement being executed.  The formal agreement has not yet been executed; however, the Board of Directors of the Issuer has accepted the consent to act and appointed Mr. Richard Dennis to the Board of Directors at a meeting of the Board of Directors held on September 28, 2006.

Mr. Richard Dennis has been appointed to serve on the audit committee of the Issuer.

Professor Fred Bayley, Member of the Board of Directors of Clean Power Technologies Ltd. – UK Subsidiary

Professor Bayley received practical engineering training in steam turbine manufacture and at sea. He graduated with distinction in 1947 in Marine  Engineering from the University of Durham and after a postgraduate year in 1948  joined the National Gas Turbine Establishment at Farnborough, working upon various gas turbine cooling problems. In 1951 he went to the PAMETRADA establishment on Tyneside to work on naval machinery.  He returned in 1953 to lecture in Mechanical Engineering at King's College, University of Durham, becoming Reader in Gas Dynamics in 1959.

In January 1966 he was appointed to the founding chair of Mechanical Engineering in the then new University of Sussex. In 1978 he became Dean of Engineering and, in 1980, head of the University Science and Technology activities as Pro-Vice-Chancellor (Science). From 1987 until July 1992 he was Senior Pro-Vice-Chancellor and Deputy Head of the University.

Throughout his career he has been professionally concerned with gas turbines, and especially their cooling problems. The main line of investigation has been the thermo-fluid dynamics of large rotating surfaces in gas turbines and there have also been studies of blading, combustion systems, sealing systems including brush seals and of small gas turbine sets and their components. Clients have included all the major European gas turbine manufacturers with further recent support from Japan.

In 1977, with funding from Government and the UK gas turbine industry, the Thermo-Fluid Mechanics Research Centre was created on the campus of the University of Sussex under Prof Bayley's directorship to engage in contract research.

Prof Bayley was for several years a member of committees of the UK Aeronautical Research Council, served on the Admiralty Machinery Committee of the Defence Scientific Advisory Committee and has been a consultant to several engineering companies. He retired from the University of Sussex in 1993 where he is now Professor Emeritus and in 2001 was warded the Dugald Clerk Prize by the Institution of Mechanical Engineers for his paper on “ The Saturated Liquid Reservoir for Energy Storage in Hybrid Vehicles”

(b)

Significant Employees

Marco Cucinotta

Mr. Cuciotta joined the development team as a part time employee in October 2006.  He will be working on the control systems for the project.  Mr, Cucionotta graduated in 1990 with an Upper 2nD Class Honours Degree in Electrical / Electronic Engineering from Portsmouth.  He has 15 Years Post Graduate experience in the following areas; design and manufacture of performance car engine management systems; design of sel-learning Turbo engine management systems for racing applications; design of a water injection system controllers for racing and road cars; performed new product customer sample testing for MCS96 series micro-controllers for Intel;  design and manufacture of all types of hydraulic system control units; complete design / construction of a state of the art hydraulically driven high power Multi-Axis-Simulation-Table rig controller, including all microcomputer design with maths co-processor, design and coding of all software, both assembler and high level and full safety system design / fault tolerant main hydraulic control units; designed a range of miniature state of the art data logging devices to be fitted to customer cars. Integrated new Global Positioning System receivers along will semi embedded PC104 architecture units.

 He has also written and presented a published paper on ‘Customer Data Logger Design and Implementation’ at the European Automotive Congress Trade meeting in Barcelona 1999.

He is responsible for electronic design and software creation of a world patented advanced brake severity signalling system for road vehicles.  He has experience in the set up and operation of all types of hydraulic test controller. He has written training manuals and run courses on correct use of hydraulics and the principles of hydraulic rig control and tuning.

Martin Smaller

Mr. Smaller is another  of our part time employees working on the project.  He is a highly capable and effective graduate engineer that has demonstrated delivery success in senior technical and managerial roles. Successful and experienced leader of large multi-disciplinary and multi-cultural automotive engineering teams in remote locations. Has detailed experience of capital-intensive automotive engineering development programmes where cost, weight, performance, quality, and time to market have been key deliverables. Has in-depth experience of concurrent engineering practice in an Asian context. Has full managerial and P&L responsibility in current role.  From 1995-present Mr. Smaller is the head of Vehicle Engineering at Menard Engineering Limited (formerly TWR Ltd. & Daewoo European Technical Centre, Worthing)

He is the key engineering leader on 3 whole platform developments and further derivatives for Daewoo Motor Co. of South Korea, plus platform development projects for major OEMs in the UK and USA

(operating in Australia) for TWR. Is fully conversant with complex programme delivery methodologies and design-in-context / digital engineering techniques within diverse multi-disciplined teams of over 1,000 automotive professionals in geographically remote sites. Has held positions with full P&L and general management responsibility with over 100 staff. Currently on secondment as head of Menard’s large automotive test laboratory to develop the facility into a self-contained profit centre.

Summary of skills and experience:

• New vehicle platform design and development from small passenger cars to 7.5 tonne trucks for world markets (Western Europe, Federal, Asia, South America, Africa, Australia, Eastern European & emerging markets).

• Niche vehicle platform development for coupe, convertible, sports, and pickup derivatives.

• Responsible for: programme management (planning / costing / control / reporting); benchmarking; packaging; surfacing; computer aided engineering (strength / durability / flow / structure / safety / crash / multi-body dynamics / NVH / thermal); rapid prototyping; hard modelling; pre-prototype and prototype vehicle manufacture and assembly; advanced laboratory test (whole vehicle & component durability / data collection / durability schedule specification & correlation); vehicle test (driven durability / world-wide climatic testing / crash / performance / aerodynamics / thermodynamics); ride & handling; NVH development; vehicle attribute delivery; homologation.

• Detailed and strategic programme management experience including target setting.

• Fully conversant with the nuances of cultural differences and adept at exploiting these differences to positive effect.

• Extensive Asian liaison experience in remote team environments.

• Highly technical – author of two patents and has presented international papers in Europe and Asia. CAD and CAE literate in many systems.

• Very good communication and team building capabilities.

He holds a BSc Mechanical Engineering, is aGraduate member of the Royal Institute of Naval Architects and a member of the Engineering Council.

(c)

Family Relationships

Not Applicable

(d)

Involvement in certain legal proceedings

Not Applicable

(e)

Audit committee financial expert

We have not presently determined whether one of our directors on the audit committee would qualify as a financial expert.

Compliance with Section 16(a) of the Exchange Act

The following represents each officer, director and beneficial owner of more than 10% of our securities who did not file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Abdul Mitha	President, Chief Executive Officer and Member of the Board of Directors	1/1	1/1	N/A
Diane Glatfelter	Secretary Treasurer and Member of the Board of Directors	1/1	1/1	N/A
Sandra Nunn	Member of the Board of Directors	1/1	N/A	N/A

Michael Burns	Member of the Board of Directors	1/1	N/A	N/A
Richard Dennis	Member of the Board of Directors	1/1	N/A	N/A

Code of Ethics

The Company has drafted a code of ethics which is presently before the Board of Directors for approval.  The Company expects to receive approval for the code of ethics before December 31, 2006 and will file a copy with the requisite authorities and post on its website.  Following the adoption of our code of ethics any security holder may write to the Company at the address set out on page 1 and request a copy of the document.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last 3 fiscal years. No disclosure need be provided for any executive officer, other than the CEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000. Accordingly, no other executive officers of the Company are included in the table.

ANNUAL COMPENSATION					LONG TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen-sation	Restricted Stock Awards	Securities Under-lying Options/ SARS	LTIP Pay-outs	All Other Compen-sation
Abdul Mitha President and Chief Executive Officer	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron Bruce President	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron Bruce President	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron Bruce President	2004	$-0-	-0-	-0-	-0-	-0-	-0-	-0-

Options

There were no stock options granted to officers or directors of the Company during the fiscal year ended August 31, 2006.

The Company has granted share purchase options to a consultant.  These options are granted with an exercise price equal to the market price of the Company’s shares on the date of the grant, or $1.30 per share.  The options vest in equal quarterly amounts over the next twelve months and expire July 1, 2008.

Stock Options and Stock Award Plans

The Company presently has no stock option or stock award plans.

Compensation of Directors

The Company has made no arrangements for the remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

Employment Contracts and Termination of Employment and Change –in –Control Arrangements

The Company does not have any employments contracts with any of its executive officers and has no termination of employment or change in control arrangements with any of its executive officers.

The Company has an agreement under the terms of its acquisition agreement for the technology to retain the services of Michael Burns, a Director of the Company and the U.K. subsidiary for approximately $130,000.US per annum (6,000 British Pounds per month) and with Professor Bailey, director of our U.K. subsidiary for $65,000US (3,000 British Pounds)  based on the current exchange rate between the U.S. dollar and the British Pound as of August 31, 2006.

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

Audit Committee

We have appointed an audit committee and we are in the process of finalizing our audit committee charter, which we hope to finalize before December 31, 2006.   Following are the members of the audit committee.

Diane Glatfelter

Sandra Nunn

Richard Dennis

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of December 13, 2006, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors and 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Abdul Mitha 32 Hawkwood Pl N.W. Calgary, Alberta T3G 1X6	2,237,000 common shares held directly 2,000,000 common shares held indirectly(1)	9.32%
Common	Michael Burns Dunedin 16 Corsica Rd Seaford East Sussex BN25 1BD England	1,000,000 common shares held directly	2.20%
Common	Diane Glatfelter 55 Glad Valley Dr Billerica MA 01821	240,150 common shares held directly	0.05%
Common	Sandra Nunn	0 common shares held	0%
Common	Richard Dennis	0 common shares held	0%

	Frederick Bayley Director of the Company’s subsidiary Camberley Firle Rd Seaford, East Sussex BN25 2HU England	1,000,000 common shares held directly	2.20%
Common	All Officers and Directors as a group	Common shares	13.77%
TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Tetyana Baturova #205 512 Gatensbury St., Coquitlam, B.C. V3J 528	4,000,000 common shares held directly	8.80%
Common	Bruce Bicknell, #102b, 11831-80th Ave North Delta, B.C. V4C 7X6	2,400,000 common shares held directly	5.28%
Common	Richard Schmidt 2627 Laurel Crescent SW Calgary, Alberta T3E 6B4	3,500,000 common shares held directly	7.70%

(1)Based on 45,445,377 shares of common stock issued and outstanding.

 (2) These shares are held by Mr. Mitha’s wife as to 500,000 and Mr. Mitha’s son and daughter, each holding 750,000.  Mr. Mitha disclaims any beneficial ownership of these shares.

Changes in Control

Not Applicable

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On April 24, 2006 CPTI entered a research and development agreement  (the “Agreement”) to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights with two directors and officers of CPTL-UK.  Under the terms of the Agreement, the Company agreed to retain one director as the Company’s project director at a fee of £3,000 (US$5,384) per month for a period of 36 months commencing May 2006 and the second director as the Company’s project manager at a fee of £6,000 (US$10,768) per month for a period of 36 months commencing May 2006.  During the period ended August 31, 2006, these directors of CPTL-UK received $72,687 for services rendered pursuant to management contracts.

Additionally under the terms of the above-noted Agreement, the Company agreed to fund all future costs for research, development, patenting, licensing and marketing of the technology in exchange for the transfer of all rights and interests in technology to the Company.  As payment for this technology, the Company’s subsidiary issued 2,000,000 shares of its common stock at $0.001, which shares were exchanged for 2,000,000 shares of the Company’s common stock under the terms of the Business Combination.  Additionally the Company has agreed to fund up to £2,000,000 (US$3,589,460) towards the development of the technology.

On July 26, 2006, the CPTL-UK entered into a lease agreement with a director of CPTL-UK to lease the office and laboratory premises for CPTL-UK. The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $34,222 (£18,000) plus applicable taxes, and is payable quarterly.

Included in prepaid expenses is $64,166 of prepaid rent expense to a director of CPTL-UK.  Rent expense of $4,038 was charged by the director for the year ended August 31, 2006.

Interest expense of $5,748 has been imputed at 10% in respect to advances due to a director of the Company.

Subsequent to August 31, 2006, a director of the Company advanced $294,686 to CPTL-UK.

ITEM 13.     EXHIBITS.

Exhibit Index

3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.3	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.4	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed on October 19, 2006
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on March 14, 2006
22.2	Notice of Proposal for approval of agreement and plan of merger, forward split and name change	Incorporated by reference to our Schedule 14C filed on May 18, 2006
31.1	Section 302 Certification – Chief Executive Officer	Filed herewith
31.2	Section 302 Certification – Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2006 and August 31, 2005:

Services	2006	2005
Audit fees	$25,700	$3,000
Non-Audit Services	$7,968	$3,575
Tax fees	$0	$0
Total fees	$33,668	$6,575

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of December, 2006.

CLEAN POWER TECHNOLOGIES INC.

Date: December 14, 2006

By: /s/ Abdul Mitha

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By: /s/ Diane Glatfelter

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer