Form 10QSB
period 2006-11-30
CLEAN POWER TECHNOLOGIES INC.
filed 2007-01-22
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                                  For the transition period from __________ to ______________

Commission File Number 000-51716

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

45,445,377 common shares outstanding as of January 18, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

(Stated in US Dollars)

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

November 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

ASSETS	November 30,	August 31,
2006	2006

Current
Cash	$ 67,904	$ 99,234
Amounts receivable	90,184	56,125
Prepaid expenses – Note 3	70,686	79,199

228,774	234,558

Plant and equipment	266,481	159,981

$ 495,255	$ 394,539

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 77,193	$ 92,500
Due to related party	892,007	516,686

969,200	609,186

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
45,445,377	common shares	45,446	45,446
Additional paid-in capital	77,201	63,746
Accumulated other comprehensive loss	(22,051)	(12,404)
Deficit accumulated during the development stage	(574,541)	(311,435)

(473,945)	(214,647)

$ 495,255	$ 394,539

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three months ended November 30, 2006 and

for the period May 12, 2006 (Date of Inception) to November 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

		May 12, 2006
	Three months	(Date of
	ended	Inception) to
	November 30,	November 30,
	2006	2006

Expenses
Depreciation	$ 16,589	$ 25,827
Interest – Note 3	13,455	19,254
Office and administration	73,206	117,733
Organizational costs	-	2,500
Professional fees	25,097	82,087
Research and development	50,305	115,710
Salaries and consulting fees	84,454	179,097
Stock-based compensation	-	32,333

Net loss for the period	(263,106)	(574,541)

Other comprehensive loss:
Foreign currency translation adjustment	(9,647)	(22,051)

Comprehensive loss for the period	$ (272,753)	$ (596,592)

Basic and diluted loss per share	$ (0.01)

Weighted average number of shares outstanding	45,445,377

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the three months ended November 30, 2006 and

the period May 12, 2006 (Date of Inception) to November 30, 2006

(Unaudited)

(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
For cash - at $0.001	28,765,477	28,766	-	-	-	28,766
Pursuant to a technology acquisition agreement - at $0.001	2,000,000	2,000	-	-	-	2,000
Clean Energy and Power Solutions Inc. common shares prior to reverse acquisition	(30,765,477)	(30,766)	30,766	-	-	-
Clean Power Technologies Inc. common shares prior to reverse acquisition	14,680,000	14,680	(14,680)	-	-	-
Common shares issued pursuant to share exchange agreements	30,765,377	30,766	9,579	-	-	40,345
Imputed interest	-	-	5,748	-	-	5,748
Stock-based compensation	-	-	32,333	-	-	32,333
Foreign currency translation adjustment	-	-	-	(12,404)	-	(12,404)
Net loss for the period	-	-	-	-	(311,435)	(311,435)

Balance, August 31, 2006	45,445,377	45,446	63,746	(12,404)	(311,435)	(214,647)

Imputed interest	-	-	13,455	-	-	13,455
Foreign currency translation adjustment	-	-	-	(9,647)	-	(9,647)
Net loss for the period	-	-	-	-	(263,106)	(263,106)

Balance November 30, 2006	45,445,377	$ 45,446	$ 77,201	$ (22,051)	$ (574,541)	$ (473,945)

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the three months ended November 30, 2006 and

for the period May 12, 2006 (Date of Inception) to August 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

		May 12, 2006
	Three months	(Date of
	ended	Inception) to
	November 30,	November 30,
	2006	2006

Cash Flows From Operating Activities
Net loss for the period	$ (263,106)	$ (574,541)
Items not affecting cash:
Depreciation	16,589	25,827
Imputed interest	13,455	19,203
Research and development	-	2,000
Stock-based compensation	-	32,333
Changes in non-cash working capital balance related to operations:
Amounts receivable	(31,586)	(84,218)
Prepaid expenses	10,142	(64,761)
Accounts payable and accrued liabilities	(15,797)	64,878

Cash flows used in operating activities	(270,303)	(579,279)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(115,753)	(276,013)
Cash acquired from business acquisition	-	62,070

Cash flows used in investing activities	(115,753)	(213,943)

Cash Flows from Financing Activities
Issuance of common shares	-	28,766
Due to related party	353,607	829,659

Cash flows provided by financing activities	353,607	858,425

Foreign currency translation adjustment	1,119	2,701

Increase (decrease) in cash during the period	(31,330)	67,904

Cash at beginning of period	99,234	-

Cash at end of period	$ 67,904	$ 67,904

Non-Cash Transaction – Note 5

SEE ACCOMPANYING NOTES

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Interim Financial Statements

While the information presented in the accompanying three months to November 30, 2006 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s August 31, 2006 financial statements.

Operating results for the three months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2006, the Company had not yet achieved profitable operations, has accumulated losses of $574,541 since its inception, has a working capital deficiency of $740,426 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

 (Unaudited)

(Stated in U.S. Dollars)

Note 3

Related Party Transactions

Included in prepaid expenses is $57,061 (August 31, 2006: $64,166) of prepaid rent paid to a director of Clean Power Technologies Ltd. (“CPTL”).  Rent expense of $8,507 was charged by the director for the period ended November 30, 2006.

Interest expense of $13,455 has been imputed at 8% in respect to advances due to a director of the Company.

Note 4

Commitments

i)

On July 26, 2006 CPTL entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL lease calls for annual rent in the amount of $34,222 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL is required to make minimum lease payments over the remaining term of the lease as follows:

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

iii)

The Company entered into a collaboration agreement dated October 11, 2006 for the development of a steam accumulator and other related technologies in partnership for use with the Company’s petrol (gas)/steam and diesel/steam hybrid technologies project.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – (cont’d)

iii) – (cont’d)

The agreement calls for funding of approximately US$400,000 by the Partner.  As consideration, the Company will issue 4,000,000 common shares of the Company.  The agreement further provides that within 18 months from the first vehicle being publicly unveiled, the Partner will have the option of either seeking cash reimbursement of its development costs from the Company or retaining the previously issued shares of common stock of the Company.  Should the Partner seek cash reimbursement then the Partner shall return a total of 3,000,000 shares of common stock to the Company.  Should development costs exceed US$400,000 then the Partner will have the option to either receive cash reimbursement of the amount in excess of US$400,000 or to receive additional shares of the Company at a price to be negotiated.  Should the Company be unable to reimburse the Partner on any call for reimbursement as allowed under the collaboration agreement, the Company will transfer an equal share of the intellectual property to the Partner so that the Partner and the Company will own the intellectual property equally.

The Company will provide an additional 100,000 common shares to the Partner, which shall be used at their discretion to reward any of their employees who have helped in the development of the technologies project.

The term of the agreement is three years.

iv)

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

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – (cont’d)

v)

By an agreement dated January 4, 2007, the Company executed an Investment Agreement and a Registration Rights Agreement with the Dutchess Private Equities Fund Ltd. (“Dutchess”).  Under the terms of these agreements, Dutchess will provide an equity line of credit of $10,000,000 to be taken down at the Company’s election, either a) 200% of the average US daily volume of the common stock for the 10 trading days prior to the put notice date multiplied by the average of the three daily closing bid prices immediately proceeding the put date or b) $250,000 upon the registration of the initial amount of 10,000,000 common shares by the Company which will be used for the draw down of funds.  The registration statement is to provide for the offering of securities on a continuing basis and the Company must use its best efforts to have the registration statement effective within 120 days for the date of the agreements.  The agreement further calls for the Company to pay a 1% fee to a registered broker dealer to a maximum of $10,000 on each draw down of funds under the Investment Agreement.  The Company has retained legal counsel to prepare the registration statement for filing with the Securities and Exchange Commission.

Note 5

Non-cash Transaction

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the period May 12, 2006 (Date of Inception) to November 30, 2006, the Company issued 2,000,000 shares of common stock at $0.001 per share for a total value of $2,000 in respect to the acquisition of a technology from two directors of Clean Power Technologies Limited.  This transaction has been excluded from the statements of cash flows.

Note 6

Subsequent Event

Subsequent to November 30, 2006, a director of the Company advanced $39,400 to the Company.  This advance is unsecured, non-interest bearing and has no specific terms for repayment.

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

Having completed the clearance of ancillary equipment in the Wankel engine compartment of the first Mazda RX8 vehicle, delivery of which was taken in April 2006 at the founding of the Company’s U.K. subsidiary, a second identical car was received in September 2006 to allow parallel development of the optimum geometrical arrangement of the components of the auxiliary power units of the Company’s system of clean energy storage and recovery (“CESAR”). This important work has proceeded but in the background to the infrastructure developments described above.

Experimental research has always been seen as an inevitable and crucial successor to the earlier theoretical studies that have supported the evolution of the CESAR hybrid vehicle system. The experiments will provide the essential empirical data required to enable the precise specification of the sophisticated control requirements of the power plant in steady open road operation as well as the anti-pollution urban mode. They will involve conventional operation of the combustion engine and also in driven mode with compressed air to simulate performance of the vapour in the total hybrid system in advance of delivery of the prototype accumulator vessel which we have been advised will be received from Mitsui Babcock by mid March 2007. An air compressor and storage pressure vessel of adequate capacity has been installed for this purpose.

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

A joint meeting of the design team and that from Mitsui-Babcock working on the CESAR project was held at the end of November 2006. Agreement was reached on the immediate practical path ahead with the understanding of the crucial influence that delivery of the first prototype energy accumulator would have, now scheduled for March 2007. It was further agreed that the initial experimental programme should be restricted to a fundamental study of the thermo-fluid dynamics of the system, with the geometrical constraints of immediate application to a vehicle postponed to a second phase. Thus the first pressurisation of the accumulator, after hydraulic and other safety testing would be from a twin lobe Mazda Wankel engine, operating under load control with a toroidal water dynamometer. Testing of this engine to determine operational fluid flows and temperatures will begin in parallel to provide data for the second phase.

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

3.

Heat transfer tests upon the evaporator of the prototype accumulator using a twin lobe Mazda Wankel engine to supply the heated air. Times for attainment of a range of specified vapour pressures will be recorded for gas stream temperatures up to 600C. The corresponding discharge times for a range of starting pressures and outlet vapour flow rates expanded through the reciprocating steam engine will provide data on the total power output..

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

These must be regarded as in almost continuous parallel operation with the total research and development  programme.  We will begin work to use the steam engine to blow hot air into the Wankel engine for analysis and tests as a prelude to doing tests on steam.   This work will begin when the steam accumulator is delivered by Mitsui Babcock mid March 2007.   Once all of the parameters are established for operations, we will begin work to use steam and gas by mid June 2007.

(c)   Off-balance sheet arrangements

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

Not Applicable

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

By an agreement dated January 4, 2007, the Company executed an Investment Agreement and a Registration Rights Agreement with the Dutchess Private Equities Fund Ltd. ("Dutchess").  Under the terms of these agreements, Dutchess will provide an equity line of credit of $10,000,000 to be taken down at the Company's election, either a) 200% of the average US daily volume of the common stock for the 10 trading days prior to the put notice date multiplied by the average of the three daily closing bid prices immediately proceeding the put date or b) $250,000 upon the registration of the initial amount of 10,000,000 common shares by the Company which will be used for the draw down of funds.  The registration statement is to provide for the offering of securities on a continuing basis and the Company must use its best efforts to have the registration statement effective within 120 days for the date of the agreements.  The agreement further calls for the Company to pay a 1% fee to a registered broker dealer to a maximum of $10,000 on each draw down of funds under the Investment Agreement.  The Company has retained legal counsel to prepare the registration statement for filing with the Securities and Exchange Commission.

ITEM  6.

EXHIBITS

Exhibit Index

3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.3	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.4	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.5	Amended and Restated Bylaws dated August 31, 2005	Filed herewith
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed on October 19, 2006
22.1	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on March 14, 2006
22.2	Notice of Proposal for approval of agreement and plan of merger, forward split and name change	Incorporated by reference to our Schedule 14C filed on May 18, 2006
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22ndday of January, 2007.

CLEAN POWER TECHNOLOGIES INC.

By: /s/ Abdul Mitha

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By: /s/ Diane Glatfelter

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer