Form 10QSB
period 2007-02-28
CLEAN POWER TECHNOLOGIES INC.
filed 2007-04-19
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

OR

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ______________

Commission File Number 000-51716

CLEAN POWER TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0413062
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

436-35th Avenue N.W., Calgary, Alberta Canada T2K 0C1

(Address of principal executive offices)

(403) 277-2944

(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

Yes    X     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

45,916,805 common shares outstanding as of March 27, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

(Stated in US Dollars)

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Unaudited

February 28, 2007

INDEX

Page

Financial Statements:

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders’ Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 to F-11

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

ASSETS	February 28,	August 31,
2007	2006

Current
Cash	$ 32,533	$ 99,234
Amounts receivable	25,807	56,125
Prepaid expenses – Note 3	50,418	79,199

108,758	234,558

Plant and equipment	331,740	159,981

Total Assets	$ 440,498	$ 394,539

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 38,678	$ 92,500
Due to related party	1,166,712	516,686

Total Liabilities	1,205,390	609,186

STOCKHOLDERS’ DEFICIENCY

Capital Stock – Note 6
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
45,566,805	common shares (2006: 45,445,377)	45,567	45,446
Additional paid-in capital	207,594	63,746
Accumulated other comprehensive loss	(23,719)	(12,404)
Deficit accumulated during the development stage	(994,334)	(311,435)

Total Stockholders’ Deficit	(764,892)	(214,647)

Total Liabilities and Stockholders’ Deficit	$ 440,498	$ 394,539

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANICAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

for the three and six months ended February 28, 2007 and

for the period May 12, 2006 (Date of Inception) to February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

			May 12, 2006
	Three months	Six months	(Date of
	ended	ended	Inception) to
	February 28,	February 28,	February 28,
	2007	2007	2007

Expenses
Depreciation	$ 19,618	$ 36,207	$ 45,445
Interest – Note 3	28,515	41,970	47,769
Office and administration – Note 3	96,026	169,232	246,092
Organizational costs	-	-	2,500
Professional fees	131,518	156,615	213,605
Research and development	22,009	72,314	137,719
Salaries and consulting fees – Note 3	122,107	206,561	301,204

Net loss for the period	(419,793)	(682,899)	(994,334)

Other comprehensive loss:
Foreign currency translation adjustment	(1,668)	(11,315)	(23,719)

Comprehensive loss for the period	$ (421,461)	$ (694,214)	$ (1,018,053)

Basic and diluted loss per share	$ (0.01)	$ (0.02)

Weighted average number of shares outstanding	45,465,615	45,455,440

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANICAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

for the period May 12, 2006 (Date of Inception) to February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
For cash - at $0.001	28,765,477	28,766	-	-	-	28,766
Pursuant to a technology acquisition agreement - at $0.001	2,000,000	2,000	-	-	-	2,000
Clean Energy and Power Solutions Inc. common shares prior to reverse acquisition	(30,765,477)	(30,766)	30,766	-	-	-
Clean Power Technologies Inc. common shares prior to reverse acquisition	14,680,000	14,680	(14,680)	-	-	-
Common shares issued pursuant to share exchange agreements	30,765,377	30,766	9,579	-	-	40,345
Imputed interest	-	-	5,748	-	-	5,748
Stock-based compensation	-	-	32,333	-	-	32,333
Foreign currency translation adjustment	-	-	-	(12,404)	-	(12,404)
Net loss for the period	-	-	-	-	(311,435)	(311,435)

Balance, August 31, 2006	45,445,377	45,446	63,746	(12,404)	(311,435)	(214,647)

Shares issued for professional fees - at $0.84	121,428	121	101,878	-	-	101,999
Imputed interest	-	-	41,970	-	-	41,970
Foreign currency translation adjustment	-	-	-	(11,315)	-	(11,315)
Net loss for the period	-	-	-	-	(682,899)	(682,899)

Balance February 28, 2007	45,566,805	$ 45,567	$ 207,594	$ (23,719)	$ (994,334)	$ (764,892)

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANICAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

for the six months ended February 28, 2007 and

for the period May 12, 2006 (Date of Inception) to February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

		May 12, 2006
	Six months	(Date of
	ended	Inception) to
	February 28,	February 28,
	2007	2007

Cash Flows From Operating Activities
Net loss for the period	$ (682,899)	$ (994,334)
Items not affecting cash:
Depreciation	36,207	45,445
Imputed interest	41,970	47,769
Professional fees	101,999	101,999
Research and development	-	2,000
Stock-based compensation	-	32,333
Changes in non-cash working capital balance related to operations:
Amounts receivable	31,535	(24,641)
Prepaid expenses	30,748	(48,821)
Accounts payable and accrued liabilities	(54,484)	28,308

Cash flows used in operating activities	(494,924)	(809,942)

Cash Flows used in Investing Activities
Acquisition of plant and equipment	(199,344)	(366,801)
Cash acquired from business acquisition	-	62,070

Cash flows used in investing activities	(199,344)	(304,731)

Cash Flows from Financing Activities
Issuance of common shares	-	28,766
Due to related party	625,059	1,122,689

Cash flows provided by financing activities	625,059	1,151,455

Foreign currency translation adjustment	2,508	(4,249)

Increase (decrease) in cash during the period	(66,701)	32,533

Cash at beginning of period	99,234	-

Cash at end of period	$ 32,533	$ 32,533

Non-Cash Transactions – Note 5

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANICAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Interim Financial Statements

While the information presented in the accompanying six months to February 28, 2007 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with the accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.  It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements to the year ended August 31, 2006.

Operating results for the six months ended February 28, 2007 are not necessarily indicative of the results that can be expected for the year ending August 31, 2007.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $994,334 since its inception, has a working capital deficiency of $1,096,632 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 3

Related Party Transactions

Included in prepaid expenses is $48,609 (August 31, 2006: $64,166) of prepaid rent paid to a director of Clean Power Technologies Ltd. (“CPTL”).  Rent expense of $17,325 was charged by the director for the six months ended February 28, 2007 and $8,818 was charged by the director for the three months ended February 28, 2007.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 3

Related Party Transactions – (cont’d)

Interest expense of $41,970 has been imputed at 10% in respect to advances due to a director of the Company for the six months ended February 28, 2007 and $28,515 (10%) for the three months ended February 28, 2007.

Salaries of $103,950 have been charged by directors of the Company for the six months ended February 28, 2006 and $52,906 was charged by the director for the three months ended February 28, 2007.

Note 4

Commitments

i)

On July 26, 2006 CPTL entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL lease calls for annual rent in the amount of $34,222 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL is required to make minimum lease payments over the remaining term of the lease as follows:

Annual
Lease Period	Payment

Year ending July 31, 2007	$ 34,222
Year ending July 31, 2008	34,222
Year ending July 31, 2009	34,222

Total	$ 102,666

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

February 28, 2007

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

The Company formalized the above terms by a secured convertible debenture dated March 15, 2007.  The debenture is secured by all the assets of the Company.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – (cont’d)

i)

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

The Company may include in the registration statement covering the registrable securities up to 5,000,000 shares of common stock to be registered for resale.  The Company shall keep the registration statement effective until the earlier to occur of the date on which A) the investor shall have sold all the registrable securities or B) the investor has no right to acquire any additional shares of common stock under the investment agreement.  Failure to meet this obligation would result in the provision for liquidated damages, the amount, which is undeterminable.  As a result, there is no liability to record under the Registration Rights Agreement.

ii)

On December 27, 2006, the Company:

i)

entered into an agreement for legal services related to preparation of a registration statement.  Consideration consists of 28,571 shares (issued) of the Company’s common stock and $20,000 upon effectiveness of the registration statement

ii)

entered into an agreement for legal services related to patent applications.  Consideration consists of 92,857 shares (issued) of the Company’s common stock and $65,000 upon effectiveness of the registration statement.

Note 5

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the period May 12, 2006 (Date of Inception) to February 28, 2007, the Company issued 2,000,000 shares of common stock at $0.001 per share for a total value of $2,000 in respect to the acquisition of a technology from two directors of CPTL.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 5

Non-cash Transactions – (cont’d)

During the six months ended February 28, 2007, the Company issued 121,428 shares of common stock at $0.84 per share totalling $101,999 in connection with legal services rendered to the Company (Note 4).

These transactions have been excluded from the statements of cash flows.

Note 6

Subsequent Events – Note 4

Subsequent to February 28, 2007, a director of the Company advanced $55,076 to the Company.  This advance is unsecured, non-interest bearing and has no specific terms for repayment.

On March 1, 2007, the Company issued 350,000 shares of common stock for consulting services in connection with general corporate matters and for review of business plan materials.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

 (a) Plan of Operation

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

We have not generated any revenues from products, services or operations since the inception of our Company.  We are a development stage company, which is presently undertaking research and development on a hybrid steam engine.

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

Our principal activity to date has been the updating and development of the infrastructure of the industrial building of which the Company took possession in late July.  Lighting of the whole working space has been totally reinstalled with dramatically improved consequences for the environment in the administrative offices, test area and workshop.  For the latter, delivery has been taken of a range of modern machine tools to service the extensive experimental development programme to which the Company is committed in order to optimize the performance of the hybrid power trains that will be its principal product.  Electrical supply and internal wiring have been completely renewed to support these facilities.

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

Experimental research has always been seen as an inevitable and crucial successor to the earlier theoretical studies that have supported the evolution of the CESAR hybrid vehicle system.  The experiments will provide the essential empirical data required to enable the precise specification of the sophisticated control requirements of the power plant in steady open road operation as well as the anti-pollution urban mode.  They will involve conventional operation of the combustion engine and also in driven mode with compressed air to simulate performance of the vapor in the total hybrid system in advance of delivery of the prototype accumulator vessel which we have been advised will be received from Doosan Babcock by mid April 2007.  An air compressor and storage pressure vessel of adequate capacity has been installed for this purpose.

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

A joint meeting of the design team and that from Mitsui-Babcock working on the CESAR project was held at the end of November 2006.  Agreement was reached on the immediate practical path ahead with the understanding of the crucial influence that delivery of the first prototype energy accumulator would have, now scheduled for April 2007.  It was further agreed that the initial experimental programme should be restricted to a fundamental study of the thermo-fluid dynamics of the system, with the geometrical constraints of immediate application to a vehicle postponed to a second phase.  Thus the first pressurisation of the accumulator, after hydraulic and other safety testing would be from a twin lobe Mazda Wankel engine, operating under load control with a toroidal water dynamometer.  Testing of this engine to determine operational fluid flows and temperatures will begin in parallel to provide data for the second phase.

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

Resesarch and Development Objectives:

1.  Performance tests of our first prototype Wankel engine in normal combustion mode to determine flow rates of fuel and air, thermal efficiency and exhaust temperatures over a range of speed. and power output.  These tests are expected to take place during the months of March and April, 2007.

2.  Performance tests of our first prototype Wankel engine with one cylinder driven by compressed air to simulate the vapour in the final operation.  These test are expected to take place during the months of July and August, 2007.

3.  Heat transfer tests upon the evaporator of the prototype accumulator using our first prototype Wankel engine. Times for attainment of a range of specified vapour pressures. The corresponding discharge times for a range of starting pressures and outlet vapour flow rates expanded through the reciprocating steam engine will provide data on the total power output.  These test are expected to be ongoing through April to June 2007 in conjunction with the testing detailed above.

4.  The tests scheduled as item 3 will be repeated using the exhaust of the second prototype Wankel engine in combustion mode as the source of charging heat for the accumulator over a wide range of practicable operating conditions for both components.  These tests are expected to take place during September and October 2007.

Throughout the tests scheduled as items 1, 2, 3 and 4 above, experiments will be required to provide empirical data for the continuing design and optimization of the control of the CESAR system.

These must be regarded as in almost continuous parallel operation with the total research and development  programme.  We will begin work to use the steam engine to blow hot air into the Wankel engine for analysis and tests as a prelude to doing tests on steam.  This work will begin when the steam accumulator is delivered by Doosan Babcock.  Once all of the parameters are established for operations, we will begin work to use steam and gas by mid June 2007.

Engine Development

Following is an outline of engine development which will run concurrently with the Reasearch and Development detailed above:

From June 2006 and through the end of February 2007 we have modified the spare engine for air/steam injection points and we have tested with air on the Dynamometer.

During April 2007, we expect to test the engine from first prototype with the first accumulator for engineering development of the second vehicle based accumulator.

During April and May, 2007, we expect to modify the first prototype engine and to test the engine with one lobe running on gasoline re the test accumulator.

During July 2007, we expect to modify the spare engine with a unique timing valve to introduce variable air/steam cut offs.

From July 2007 through September 2007, we expect to modify our first prototype engine for air/steam injection points with variable valve timing for steam cut off.

During September 2007 we expect to test the final rebuild of the first prototype engine with our rig based accumulator micro processor control system.

During October 2007 we expect to rig out best build final with the second vehicle accumulator.

From November 2007 through December 2007, we expect to install the first prototype engine and the accumulator in our first Mazda prototype vehicle.

Timing of Results  and Ongoing Operations

In June 2007, we expect to publish our first results from the accumulator.

In August 2007, we expect to split our project into two phases:

•

Vehicles

•

Auxiliary power units for trucks, ships and the military.

In November 2007, we expect to undertake verification tests with our second scaled down accumulator.

In December 2007, we expect to test drive our first prototype vehicle and we expect to increase the capability and capacity for the auxiliary power unit project.

In July 2008, we expect to test our second prototype vehicle.

In December 2008, we expect to complete the refinement of our second prototype vehicle.

Ongoing from December 2008, we expect to complete our first auxiliary power unit and install it into a truck.

From then forward we expect to start production of auxiliary power units.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our President and acting Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our acting Chief

Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January, 2007, we issued a total of 121,428 common shares to Messrs. Kaplowitz, Gennuso, Marcus and Fornari in connection with legal services rendered to us as provided in this Registration Statement.

On March 1, 2007, we issued a total of 100,000 shares of common stock to Crysler Investments Ltd. and 250,000 shares of common stock to Buccaneer Holdings Inc. for consulting services rendered to us in connection with our general corporate matters and for review of our business plan materials.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.

OTHER INFORMATION

The Company filed a registration statement on Form SB-2 for  the resale of up to 10,043,096 shares of our common stock, par value $0.001 per share issuable as follows: (i) 8,000,000 shares to Dutchess Private Equities Fund, Ltd. (“Dutchess”); (ii) 37,214 shares Jay M. Kaplowitz (“Kaplowitz”); (ii) 31,786 shares to Peter J. Gennuso (“Gennuso”); (iv) 29,214 shares to Arthur S. Marcus (“Marcus”);  (v) 23,214 shares to James Fornari (“Fornari”); (vi) 100,000 shares to Crysler Investments Ltd. (“Crysler”); (vii) 250,000 shares to Buccaneer Holdings Inc. (“Buccaneer”); (viii) 200,000 shares to Abacal Inc. (“Abacal”); (ix) 266,667 shares to Tumbley Holdings Ltd.(“Tumbley”); (x) 500,000 shares to Richard Schmidt (“Schmidt”); (xi) 315,000 shares to Gordon Mak (“Mak”); (xii) 140,000 shares to Hoa Pho-Lau (“Pho-Lau”); and (xiii) 150,000 shares to Craig Nelson (“Nelson”) with Dutchess, Kaplowitz, Gennuso, Marcus, Fornari, Crysler, Buccaneer, Abacal, Tumbley, Schmidt, Mak, Pho-Lau the “Selling Securityholders”).  The Selling Securityholders may sell their respective common stock from time to time at prevailing market prices.   The prospectus was declared effective on April 11, 2007.

ITEM  6.

EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.3	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.4	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
5.1	Opinion of Gersten Savage LLP	Incorporated by reference to our Form SB-2 registration statement filed on March 23, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed on October 19, 2006
10.4	Stock Option and Stock Award Plan approved by the Board of Directors	Incorporated by reference to our Form SB-2 registration statement filed on March 23, 2007
10.5	Investment Agreement, dated as of January 18, 2007 by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
10.6	Registration Rights Agreement, dated as of January 18, 2007, by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
22.1	Notice of Proposal for approval of agreement and plan of merger, forward split and name change	Incorporated by reference to our Schedule 14C filed on May 18, 2006
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on April 5, 2007
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of April, 2007.

CLEAN POWER TECHNOLOGIES INC.

By:  /s/ Abdul Mitha

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By: /s/ Diane Glatfelter

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer