Form 10QSB
period 2007-05-31
CLEAN POWER TECHNOLOGIES INC.
filed 2007-07-16
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2007

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

Yes        No

APPLICABLE ONLY TO CORPORATE ISSUERS

52,154,162 common shares outstanding as of July 6, 2007

Transitional Small Business Disclosure Format:   Yes           No   X

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INDEX

Page

Financial Statements:

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statement of Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 to F-10

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2007

(Unaudited)

(Stated in US Dollars)

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

May 31, 2007

 (Stated in U.S. Dollars)

ASSETS	(unaudited) May 31,	(audited) August 31,
2007	2006

Current
Cash	$ 243,111	$ 99,234
Amounts receivable	15,025	56,125
Prepaid expenses – Note 3	193,598	79,199

451,734	234,558

Plant and equipment	324,175	159,981

$ 775,909	$ 394,539

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 43,376	$ 92,500
Investor deposits	10,000	-
Due to related party	-	516,686

53,376	609,186

Long Term Debt - Note 3	1,370,393	-
Interest accrued on long term debt	23,583	-

Total Liabilities	1,447,352	609,186

STOCKHOLDERS’ DEFICIENCY

Capital Stock
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
48,154,162	2007 common shares (45,445,377 – 2006)	48,154	45,446
Additional paid-in capital	1,978,117	63,746
Accumulated other comprehensive loss	(19,974)	(12,404)
Deficit accumulated during the development stage	(2,677,740)	(311,435)

(671,443)	(214,647)

$ 775,909	$ 394,539

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the nine months ended May 31, 2007 and

for the period May 12, 2006 (Date of Inception) to May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

			May 12, 2006
	Three months	Nine months	(Date of
	ended	Ended	Inception) to
	May 31,	May 31,	May 31,
	2007	2007	2007

Expenses
Depreciation	$ 27,527	$ 63,734	$ 72,973
Interest – Note 3	24,494	66,464	72,263
Office and administration	111,856	281,089	357,948
Organizational costs	-	-	2,500
Professional fees	584,864	741,479	798,469
Research and development	33,148	105,461	170,867
Directors fees	180,000	180,000	180,000
Salaries and consulting fees	721,517	928,078	1,022,720

Net loss for the period	(1,683,406)	(2,366,305)	(2,677,740)

Other comprehensive loss:
Foreign currency translation adjustment	3,746	(7,570)	(19,974)

Comprehensive loss for the period	$ (1,679,660)	$ (2,373,875)	$ (2,697,714)

Basic and diluted loss per share	$ (0.04)	$ (0.05)

Weighted average number of shares outstanding	46,448,021	45,789,937

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the nine months ended May 31, 2007 and

for the period May 12, 2006 (Date of Inception) to May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total

Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
For cash - at $0.001	28,765,477	28,766	-	-	-	28,766
Pursuant to a technology acquisition agreement - at $0.001	2,000,000	2,000	-	-	-	2,000
Clean Energy and Power Solutions Inc. common shares prior to reverse acquisition	(30,765,477)	(30,766)	30,766	-	-	-
Clean Power Technologies Inc. common shares prior to reverse acquisition	14,680,000	14,680	(14,680)	-	-	-
Common shares issued pursuant to share exchange agreements	30,765,377	30,766	9,579	-	-	40,345
Imputed interest	-	-	5,748	-	-	5,748
Stock-based compensation	-	-	32,333	-	-	32,333
Foreign currency translation adjustment	-	-	-	(12,404)	-	(12,404)
Net loss for the period	-	-	-	-	(311,435)	(311,435)

Balance, August 31, 2006	45,445,377	45,446	63,746	(12,404)	(311,435)	(214,647)

Capital stock issued for cash	1,800,000	1,800	448,200			450,000
Shares issued for professional fees	408,785	408	633,201	-	-	633,609
Shares issued for consulting fees	400,000	400	611,100			611,500
Shares issued for director fees	100,000	100	179,900			180,000
Imputed interest	-	-	41,970	-	-	41,970
Foreign currency translation adjustment	-	-	-	(7,570)	-	(7,570)
Net loss for the period	-	-	-	-	(2,366,305)	(2,366,305)

Balance May 31, 2007	48,154,162	$ 48,154	$ 1,978,117	$ (19,974)	$ (2,677,740)	$ (671,443)

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2007 and

for the period May 12, 2006 (Date of Inception) to May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

	Nine months	May 12, 2006
	ended	(Date of
	May 31,	Inception) to
	2007	May 31, 2007

Cash Flows From Operating Activities
Net loss for the period	$(2,366,305)	$ (2,677,740)
Items not affecting cash:
Depreciation	63,734	72,972
Imputed interest	41,970	47,710
Accrued interest	23,583	23,641
Research and development	-	2,000
Professional fees	633,610	633,610
Consulting fees	611,500	611,500
Directors fees	180,000	180,000
Stock-based compensation	-	32,333
Changes in non-cash working capital balance related to operations:
Amounts receivable	43,376	(12,800)
Prepaid expenses	(111,289)	(190,858)
Accounts payable and accrued liabilities	(50,463)	32,329

Cash flows used in operating activities	(930,284)	(1,245,303)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(221,625)	(389,082)
Cash acquired from business acquisition	-	62,070

Cash flows used in investing activities	(221,625)	(327,012)

Cash Flows from Financing Activities
Investor deposits	10,000	10,000
Issuance of common shares for cash	450,000	478,766
Due to related party	837,431	1,335,061

Cash flows provided by financing activities	1,297,431	1,823,827

Foreign currency translation adjustment	(1,645)	(8,401)

Increase (decrease) in cash during the period	143,877	243,111

Cash at beginning of period	99,234	-

Cash at end of period	$ 243,111	$ 243,111

Non-Cash Transaction – Note 5

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Interim Financial Statements

While the information presented in the accompanying nine months to May 31, 2007 interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited financial statements for the fiscal year ended August 31, 2006.

Operating results for the nine months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2007.

Note 2

Continuance of Operations

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $2,677,740 since its inception, has working capital of $398,358 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 3

Related Party Transactions

Included in prepaid expenses is $40,061 (August 31, 2006: $64,166) of prepaid rent paid to a director of Clean Power Technologies Ltd. (“CPTL”).  Rent expense of $26,630 was charged by the director for the period ended May 31, 2007.

Interest expense of $41,970 has been imputed at 10% in respect to advances due to a director of the Company to the period ended February 28, 2007.  During the quarter, the director and the Company executed a convertible debenture pursuant to a previously approved directors’ resolution dated September 28, 2006, with the following terms:

-

the director and/or his assignees may provide funding up to $6 million U.S. dollars ($6,000,000);

-

amounts due under the convertible debenture including principal and interest shall be convertible at $0.50 per share and may be convertible in total or in part;

-

the Company shall execute a promissory note for all funds received as at February 28, 2007, and each quarter thereafter for any funds received during that quarter (the “Promissory Notes”);

-

amounts advanced bear interest at 8% per annum which shall accrue and be paid on the maturity date of each Promissory Note.  Each note shall mature two (2) years from the date of issue;

-

the Company may elect to repay the debenture at any time, without penalty, or upon the director advising of his election to convert the amount owed into common shares.

As a result of the above-noted agreement, the Company has accrued interest totalling $23,583 during the current quarter.  At May 31, 2007, the director was due a total of $1,393,976, including accrued interest.

During the quarter the Company accepted $450,000 in cash proceeds in respect of a private placement of 1,800,000 shares at $0.25 per share from a company with an officer and director in common.

During the quarter the Company issued a total of 100,000 common shares to two directors of the Company for directors fees.

During the quarter the Company accepted cash proceeds of $10,000 from a company with an officer and director in common as general working capital.  The amount is recorded on the Company’s balance sheet as an investor deposit bearing no interest and with no specific terms of repayment.  In respect of amounts received as investor deposits, subsequent to the quarter, the Board of Directors has authorized a further private placement of up to $550,000 at $0.25 per share.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments

i)

On July 26, 2006, CPTL entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL lease calls for annual rent in the amount of $34,222 (£18,000) plus applicable taxes, and is payable quarterly.

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

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments - (cont’d)

The Company will provide an additional 100,000 common shares to the Partner, which shall be used at their discretion to reward any of their employees who have helped in the development of the technologies project.  The term of the agreement is three years.

iv)

By an agreement dated January 4, 2007, the Company executed an Investment Agreement and a Registration Rights Agreement with the Dutchess Private Equities Fund Ltd. (“Dutchess”).  Under the terms of these agreements, Dutchess will provide an equity line of credit of up to $10,000,000 to be taken down at the Company’s election, either a) 200% of the average US daily volume of the common stock for the 10 trading days prior to the put notice date multiplied by the average of the three daily closing bid prices immediately proceeding the put date or b) $250,000 upon the registration of the initial amount of 10,000,000 common shares by the Company which will be used for the draw down of funds.  The registration statement is to provide for the offering of securities on a continuing basis and the Company must use its best efforts to have the registration statement effective within 120 days from the date of the agreements.  The agreement further calls for the Company to pay a 1% fee to a registered broker dealer to a maximum of $10,000 on each draw down of funds under the Investment Agreement.  The Company retained legal counsel to prepare the registration statement which was filed during the quarter on Form SB-2.  The registration statement was declared effective by the U.S. Securities and Exchange Commission on April 11, 2007.  As at the date of this report the Company has not drawn down any funds under the equity line.

i)

During the quarter the Company entered into an agreement with Gersten Savage LLP in connection with the filing and prosecution of certain patent applications with respect to the Unitary Engine and Reservoir Engine Inventions.  Under the terms of the agreement, the Company has agreed to pay fixed fees as follows:

$333,333 worth of the Company’s restricted common shares with a deemed value of $1.16 per share;

$166,666 in cash upon the effectiveness of the Registration Statement to be paid as follows:  $15,000 upon signing of the agreement and $10,000 per month commencing 120 days from the date of effectiveness until such time as the cash amounts are settled in full.

Gersten Savage will invoice the Company monthly for the cash portion of the agreement.

During the quarter the Company issued a total of 287,357 common shares in respect to the above transaction.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended May 31, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments - (cont’d)

vi)

During the quarter the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $79,000), with £15,000 (U.S. $29,550) due upon signing the agreement, a further £25,000 (U.S. $49,250) is due in two payments due July 2, 2007 and September 2, 2007, respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (U.S. $23,640) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.

Note 5

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statements of cash flows.  During the period May 12, 2006 (Date of Inception) to May 31, 2007, the Company issued 2,000,000 shares of common stock at $0.001 per share for a total value of $2,000 in respect to the acquisition of a technology from two directors of CPTL.  This transaction has been excluded from the statements of cash flows.

In May, 2007, the Company issued a total of 287,357 common shares to Messrs. Kaplowitz, Gennuso, Marcus, Danovitch and Fornari in connection with legal services rendered to the Company as provided with respect to certain patent fees referenced in Note 4 (v).

In May, 2007, the Company issued a total of 50,000 shares to a consultant of the Company for services rendered.

Note 6

Subsequent Events

Subsequent to May 31, 2007, a company with an officer and director in common advanced $190,000 to the Company.  The advance is maintained as an investor deposit and bears no interest with no specific terms of repayment

On June 13, 2007, the Company issued a total of 4,000,000 shares of restricted Common Stock to Doosan Babcock Energy Ltd. (“Doosan”) pursuant to the terms and conditions of a subscription agreement, received May 21, 2007 (the “Subscription Agreement”). The Subscription Agreement was executed pursuant to the terms and conditions of that Collaboration Agreement entered into between the parties on October 11, 2006.  See Note 4(iii) above.

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

We have not generated any revenues from products, services or operations since the inception of our Company.  We are a development stage company, which is presently undertaking research and development on a hybrid vehicle engine.

Our plan of operations is to complete the research and development on our technology over the next several months and if successful, to license the technology or form partnerships for the use of the technology with any customers we may identify.

At present we do not have sufficient funds available to execute our business plan for the development of the technology.  We have to date been funded by existing working capital, by equity placements by related parties and by shareholder loans from one of our directors and officers.  There can be no assurance that we will be able to continue to raise the funding required to continue operations.

In July 2006 we moved into our industrial building and we undertook from that time the completion of the infrastructure for the building. Lighting of the entire working space was totally reinstalled with dramatically improved consequences for the environment in the administrative offices, test area and workshop.  We purchased a range of modern machine tools to service our extensive experimental development programme to optimize the performance of the hybrid power trains that will be our principal product.  Electrical supply and internal wiring were completely renewed to support these facilities.

In April 2006, at the founding of the Company’s U.K. subsidiary, CPTL, delivery was taken of a Mazda RX8 vehicle, which incorporates a Wankel rotary engine that, with its small volume, conveniently allows space for the additional components of the CESAR system.  A second identical car was received in September 2006 to allow parallel development of the optimum geometrical arrangement of these components. To permit extension of the test programme into the heavier vehicle range in which the CESAR system will be initially and principally applied, and following delivery of the prototype accumulator, a Caterpillar C-15 industrial diesel engine was purchased in May 2007.

Experimental research has always been regarded as an inevitable and crucial successor to the earlier theoretical studies that have supported the evolution of the Clean Energy Storage And Recovery  (CESAR )  hybrid vehicle system.  The experiments will provide the essential empirical data required to enable the precise specification of the sophisticated control requirements of the power plant in steady open road operation as well as the anti-pollution urban mode with the combustion engine shut down. The research will involve conventional operation of the combustion engines and of auxiliary engines in driven mode, initially with compressed air to simulate performance of the vapour in the total hybrid system in advance of full operation of the prototype accumulator vessel. An air compressor and storage pressure vessel of adequate capacity have been installed for this purpose. Delivery was taken of the first prototype accumulator from Doosan-Babcock in May 2007.

An inaugural joint meeting of the design team and that from Mitsui-Babcock working on the CESAR project was held at the end of November 2006.  Agreement was reached on the immediate practical path ahead with the understanding of the crucial influence that delivery of the first prototype energy accumulator would have. It was further agreed that the initial experimental programme should be restricted to a fundamental study of the thermo-fluid dynamics of the system, with the geometrical constraints of immediate application to a lighter vehicle prioritised in a second phase.  Thus the first pressurisation of the accumulator, after hydraulic and other safety testing, would be from the Caterpillar C15 diesel engine operating under load control with a water dynamometer.  Testing of this engine to determine operational fluid flows and temperatures will be succeeded in 2008 with the smaller Wankel engine to provide additional data for the second phase of the project.

During 2006 and through to delivery of the prototype accumulator a test cell was built to house safely the necessary test programme, and made strong enough to protect the main unit from a catastrophic component failure. Fluid dynamic and thermodynamic measurements of the charging and discharging rates of the energy accumulator, the performance of an auxiliary vapour engine and of the main combustion engines are being monitored to create an essential numerical data base.  These tests together with the earlier theoretical work have indicated that for optimum control and maximum efficiency of the Wankel engine an output shaft-driven valve system will be required independent of the engine cylinder porting.   Preliminary design of this feature has begun and will be complete and manufactured in 2007.

Agreement has been reached between Doosan-Babcock and CPTL on the provision of instruments and controls for the prototype system, with Babcock to supply all hardware, including safety valves and sensors for pressure and temperature measurement.  CPTL will supply the steam regulating valves and provide the control and data logging aspects of the system, although with the provision by Babcock of a control algorithm based upon their equipment.  In late 2007 risk assessments will be taken in consultation with external authorities as well as Babcock who commented favourably upon the safety aspects of the new test cell referred to above and now complete.

Research and Development Objectives:

1.  Heat transfer tests upon the economiser and evaporator of the prototype accumulator using the Caterpillar diesel engine. Times for attainment of specified vapour pressures and the  corresponding discharge times for a range of starting accumulator pressures and outlet vapour flow rates expanded through the reciprocating auxiliary steam engine will be recorded to provide data on the total performance of the system. These tests are expected to be ongoing through August and the Fall of 2007.

2.

    Employment of up to a further five (5) engineers will be necessary to facilitate the development of these stages in our CESAR programme in later 2007:

Three (3) mechanical or chemical engineers with experience in: (i) design of process plan to predict and analyze the heat transfer performance and associated pressure losses for a range of thermal operations involving liquids and gases with and without change of phase;  (ii) stress analysis including pressure vessel design; (iii) general layout design, especially under closely constrained geometrical conditions.

Two (2) automotive engineers to develop the truck production and vehicle detail design and the specific engine configuration for a production hybrid engine and initial engine configuration feasibility.

3.  The tests scheduled as item 1 will be repeated using the exhaust of the Wankel engine in combustion mode as the source of charging heat for the accumulator over a wide range of practicable operating conditions for all components.  These tests are expected to take place early in 2008.

Progress to July 2007 and development  for the following 12 months from May 31, 2007:

1.  Steam Process control data has been developed and programmed into the main computer with the engine control data as the basis for the initial overall control algorithm.  An engine control system based initially on the Agilent Technologies VEE PRO 7.5 PC software to allow for the development of the vehicle control between gasoline and steam operation has been designed and constructed.  This will control the vehicle hybrid engine, steam/gasoline injection, associated valves, sensors, actuators, transducers and interface with the vehicle via CAN BUS to control the overall vehicle operation.

2.  Detailed analysis has begun of the Wankel engine geometry to enable modifications allowing one lobe of the engine to operate on steam or compressed air with the other lobe operating on gasoline.  Excellent results have been obtained regarding initial testing of an engine incorporating design of a rotary lobe as an expander with injection of compressed air to simulate steam at two points around the lobe perimeter. Use has been made of the pressure set point valve (“regulator”). This has required a new design of a miniaturized 100 bar steam valve, developed in conjunction with Samson, a German steam valve manufacturer.

3.  Successful engine dynamometer test runs have been conducted on the prototype 1 Wankel engine with two lobes of the engine functioning in combustion mode.  Engine maps for fuelling and ignition have been developed through in-depth test cell work.  All of the engine electrical systems and electrical components have been removed and replaced with our components.  An engine loom has been designed and manufactured to allow total operation of the Wankel engine with all its functionality to be variable as required by our engineers.

4.  Test data regarding exhaust temperatures have been recorded for analysis.

5. An early commercial truck refrigeration application has been conceived with the use of otherwise waste exhaust or cylinder cooling heat to empower the refrigerator systems during rest periods for trucks conveying perishable goods over long distances.  As an alternative to the lighter vehicle application, using the rotary and small Wankel engine, a Caterpillar C15 15 litre 450 hp 2095 Nm torque truck engine has been purchased and installed in our test cell.

(c)   Off-balance sheet arrangements

Not Applicable

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

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

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 8, 2007, we issued the following securities which were sold without registration under the Securities Act of 1933, in reliance on Section 4(2) of the 1933 Act and the provisions of Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Sandra Nunn 1107 Brewley Lane Vista CA 92081	50,000 Common Shares	Directors Fees

Richard Dennis Dunedin, 16 Corsica Road Seaford, East Sussex XO BN251BD	50,000 Common Shares	Directors Fees
Alastair Fraser 11, The Boulevard Crawley, West Sussex United Kingdom RH10 1UX	50,000 Common Shares	Consulting Fees
Peter Gennuso 600 Lexington Avenue, 9th Floor New York, NY 10022	71,839 Common Shares	Legal Fees
James D. Fornari 600 Lexington Avenue, 9th Floor New York, NY 10022	71,839 Common Shares	Legal Fees
Jay Kaplowitz 600 Lexington Avenue, 9th Floor New York, NY 10022	71,839 Common Shares	Legal Fees
Arthur Marcus 600 Lexington Avenue, 9th Floor New York, NY 10022	35,920 Common Shares	Legal Fees
David Danovitch 600 Lexington Avenue, 9th Floor New York, NY 10022	35,920 Common Shares	Legal Fees
Unicus Corporation 436-35th Avenue N.W., Calgary, Alberta T2K 0C1	1,800,000 Common Shares	Private Placement @ $0.25 per Common Share

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of Shareholders was held on April 27, 2007, at which the following items were voted upon:

a)

The shareholders fixed the number of directors for the ensuing year at five (5) and that the board of directors be granted the authority to fill any remaining board positions after the election of directors at the Annual Meeting.

Voting Results	For	Against	Abstain
To fix the number of directors at five (5) and to authorize the Board of Directors to fill any vacancies.	23,497,751	0	0

b)

The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Abdul Mitha	23,497,751	0	0
Diane Glatfelter	23,497,751	0	0
Sandra Nunn	23,497,751	0	0
Michael Burns	23,497,751	0	0
Richard Dennis	23,497,751	0	0

c)

The shareholders ratified the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors for the fiscal year 2007.

Voting Results	For	Against	Abstain
To appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors	23,497,751	0	0

d)

The shareholders approved the 2007 Stock Option and Stock Award Plan (the “Plan”) of up to 2,000,000 shares of the Company’s common stock in the form of stock options and stock awards as compensation to employees, officers, directors and/or consultants of the Company.

Voting Results	For	Against	Abstain
To approve the 2007 Stock Option and Stock Award Plan	23,497,751	0	0

e)

The shareholders approved the Company to seek a listing and a financing on the London AIM Exchange.

Voting Results	For	Against	Abstain
To approve the listing and financing on the London AIM Exchange	23,497,751	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.

OTHER INFORMATION

On June 13, 2007, we issued a total of 4,000,000 shares of restricted Common Stock to Doosan Babcock Energy Ltd. pursuant to the terms and conditions of a subscription agreement received May 21, 2007.  The Subscription Agreement was executed pursuant to the terms and conditions of that Collaboration Agreement dated October 11, 2006.

ITEM  6.

EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.3	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.4	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
5.1	Opinion of Gersten Savage LLP	Incorporated by reference to our Form SB-2 registration statement filed on March 23, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed on October 19, 2006
10.4	Stock Option and Stock Award Plan approved by the Board of Directors	Incorporated by reference to our Form SB-2 registration statement filed on March 23, 2007
10.5	Investment Agreement, dated as of January 18, 2007 by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
10.6	Registration Rights Agreement, dated as of January 18, 2007, by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
10.7	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed on June 20, 2007
16.1	Letter regarding Change in Certifying Accountant dated June 4, 2007	Incorporated by reference to our Form 8-K filed on June 4, 2007
22.1	Notice of Proposal for approval of agreement and plan of merger, forward split and name change	Incorporated by reference to our Schedule 14C filed on May 18, 2006
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on April 5, 2007

31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of July, 2007.

CLEAN POWER TECHNOLOGIES INC.

By:  /s/ Abdul Mitha

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By: /s/ Diane Glatfelter

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer