Form 10KSB
period 2007-08-31
CLEAN POWER TECHNOLOGIES INC.
filed 2007-12-12
CIK 1282387

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [     ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [  ]

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

$54,815,079 based on 51,229,046 common shares at $1.07 which is the average bid and ask price as of November 19, 2007.

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

58,425,748 common shares as of November 19, 2007

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

Transitional Small Business Disclosure Format (Check one): [   ] Yes

[ X ] No

TABLE  OF CONTENTS

Page

PART I
Item 1. Description of Business	4
Item 2. Description of Property	9
Item 3. Legal Proceedings	10
Item 4. Submission of Matters to a Vote of Security Holders	10

PART II
Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters	11
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7. Financial Statements and Supplementary Data	14
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	36

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons	37
Item 10. Executive Compensation	41
Item 11. Security Ownership of Certain Beneficial Owners and Management	42
Item 12. Certain Relationships and Related Transactions and Director Independence	44
Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8 -K	46
Item 14. Principal Accountant Fees and Services	47
Financial Statements	15
Signatures	48

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended and section 21E of the United States Securities Exchange Act of 1934, as amended.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

a)

Business Development

Clean Power Technologies Inc. (the “Company” formerly “Sphere of Language”) was incorporated on October 30, 2003, in the State of Nevada.

During the year ended August 31, 2005, we completed our prospectus offering and raised a total of $85,000 for operations from the sale of 850,000 shares of common stock.  We were created to provide localization services along with a virtual real-time translation and print-on-demand service automated translation services.  We were not  successful in gaining any recognition for this business.  In our efforts to secure contracts we were introduced, through one of our directors, Abdul Mitha, to a new technology project being developed by a company with which Mr. Mitha was associated.  On May 12, 2006, we incorporated Clean Energy and Power Solutions Inc. for the purposes of entering into an agreement to acquire Clean Power Technologies Inc.  On May 22, 2006, we entered into an agreement and plan of merger with Clean Energy and Power Solutions Inc. (“CEPS”) and the shareholders of Clean Power Technologies Inc. (“CPTI”) for the acquisition of all of the issued and outstanding common shares of CPTI, a privately held company developing a project for a gas/steam or diesel/steam hybrid technology.  Under the terms of the agreement, CPTI and CEPS merged, with CEPS being the surviving entity.  CPTI has a wholly owned subsidiary Clean Power Technologies Limited (“CPTL”) (which is a U.K. corporation,) which became a wholly owned subsidiary of CEPS after the merger was effected. CPTL undertakes all of the R&D work on the technology. Further, the agreement required that the Company change its name to Clean Power Technologies Inc. (name changed on June 13, 2006) and forward split its common shares on a four new shares for one old share basis prior to the finalization of the agreement (completed on June 12, 2006).  The transactions were completed during fiscal 2006 and the Company is presently in the business of developing a hybrid steam technology.

b)

Business of the Issuer

Current Operations

The Company presently undertakes all of its business operations indirectly through its wholly-owned U.K. subsidiary, Clean Power Technologies Ltd.  These operations are presently focused on the research and development of our technology.

Principal Products or Services and their Markets

The concept is to develop a vehicle with a steam hybrid engine.  Our business plan calls for the development of two vehicles.  The first vehicle is a prototype and the second vehicle will be an engineered vehicle that we intend to unveil to the automotive industry.

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

Our Technology

Life on earth is almost totally dependent upon the unique properties of water. Among these and, in particular, for energy storage potential, is its very high latent heat associated with change of phase between liquid and vapour at moderate temperatures. This proposal utilizes these properties but could also use alternative fluids of acceptable thermal and chemical properties, probably in closed cycle form. The proposal is to use water, or other fluid as available, at its saturation (boiling) temperature to store energy for a hybrid vehicle in a pressurized container from which vapour is drawn to provide pollution-free motive power as required.  Used energy is replaced from the exhaust heat of the associated combustion engine prime mover as circumstances allow, either in motion or at rest.

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

As an option to improve power, fuel efficiency and range at the expense of weight, the exhaust vapour from the engine may be returned to the boiler after condensation in a heat exchanger cooled by atmospheric air. Such a system would allow the use of working fluids other than water where this was required for thermodynamic or other reasons. Other important features of the system are the moisture separator, which may be contained as shown within the accumulator vessel to operate at reservoir pressure. Steam from the accumulator may in certain circumstances be efficiently used to enhance power output from the combustion engine. Such hybrid power plant systems, in addition to allowing pollution-free operation as demanded, would further enhance environmental acceptance through the high thermal efficiency of the cycle resulting from the unique utilization of exhaust heat and the consequent reduced consumption of combustion engine fuel. A reciprocating steam engine would function as the auxiliary power unit, for which a computerized mechatronic unit would drive the valve system. This would replace economically and effectively the complex mechanical linkages traditionally associated with earlier generations of stream engines for precise control of power output.

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

On October 11, 2006, Mitsui Babcock Energy Limited, now Doosan Babcock (“Doosan”) entered into a formal agreement for the participation and collaboration of Doosan with the Company to develop steam accumulator technology for use in the Company’s hybrid technologies.

Under the agreement, Doosan and the Company agreed to collaborate to develop the steam accumulator technology for use in the Company’s hybrid technologies over a period of thirty-six months.  Doosan will provide all that is necessary or as reasonably requested by the Company, including scientists, engineers, experts and other personnel, facilities, equipment and materials.  Under the agreement Doosan was required to fund up to $400,000 towards the development costs of the accumulator technology and the Company was to  issue to Doosan a total of 4,000,000 shareswithin five business days of Dooran delivering to the Company a subscription agreement..

During the fiscal year ended August 31, 2007 Doosan confirmed they had completed the expenditure of $400,000 as required above and provided a subscription agreement to the Company for 4,000,000 shares of the Company’s common stock.   The shares were issued on June 13, 2007.

Within 18 months after the first gas/steam vehicle is publicly unveiled by either Doosan or the Company, Doosan had the option to seek cash reimbursement from the Company for all or part of the development costs that Doosanhas incurred up to $400,000.  Should the  Company reimburse Doosan, then Doosan must return to the Company 3,000,000 of the 4,000,000 shares previously issued..

Should Doosan provide funds toward the development costs in excess of $400,000, Doosan shall have the option to either request cash reimbursement from the Company for the excess above $400,000 or to take the amount in shares at a price to be negotiated at the time of the election.

All technology and intellectual property developed in connection with the collaboration program or the accumulator technology that are patentable and/or patented or otherwise protected will at all times belong and be owned solely by the Company and Doosan will require the prior written approval of the Company for the use of any such technology.  Any technology or intellectual property which is not patentable or otherwise protected may be used by Doosan without the prior written consent of the Company.

Distribution methods of our products

We do not presently have a product to distribute as we are in the development phase of our technology.  We believe that upon successful completion of our technology development phase, we will license the technology to various automotive and industrial manufacturers and will collect licensing fees.

Status of any publicly announced new product or service

Not applicable

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

Hybrid vehicles are now generally accepted as offering the transportation industry a solution to the need for reducing fuel consumption in this age of high oil prices and for reducing atmospheric pollution on both the global and local scales. As a consequence most manufacturers are now considering the design of hybrid vehicles, comprising a main internal combustion engine and a parallel auxiliary motor for either joint or separate or separately coordinated operation, most commonly for use in especially urban areas in which pollution is closely controlled.

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

Other auto manufacturers are actively pursuing alternative or biofuel such as ethanol, butanol hydrogen fuel cells or electric motors. All these technologies have to a lesser degree proven successful although each one carries its own negative characteristics.  The jury is still out to determine their long term cost effectiveness and viability.

Clean Power Technology has chosen to pursue the path of developing a technology that is proven and well established. Our system uses steam and gasoline in hybrid condition to achieve impressive fuel savings and corresponding or better reduction in the emission. Our system uses otherwise dissipated combustion engine exhaust heat for charging the energy storage components at negligible recurrent cost and with high specific power availability from the saturated liquid energy accumulator.

The key to our process is  the steam accumulator which will truly create a hybrid fuel system. The competitive objectives will be to minimize additional weight of the auxiliary power system and to maximize fuel saving through sophisticated controls for on-the-road as well as urban, low pollution operation. At present the only competitor known to be considering such a system is BMW-Rolls Royce who have published an outline of an apparently more complex scheme than ours as part of a ten year programme to production. However, a closer examination of their project indicates that their system is designed to capture heat from the exhaust and re-cycle it in order to give fuel savings of approximately 15%.  Our process is designed to provide fuel savings of between 30%-40% and reduce emissions by a corresponding amount, if not more.

As for the competition, of course, a majority of auto manufacturers are developing alternative fuel technology vehicles and to that extent must be considered as competitors. However, most of them are developing vehicles to replace gas (petrol) as fuel of choice. Moreover, the present alternative fuel technologies carry negative baggage such as higher costs, logistic problems, lack of mass availability of such alternative fuels at regular gas service stations, lack of adequate transportation systems and current oil prices our hybrid fuel technology is expected to eliminate most of these problems.

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

We do not anticipate any problems with availability from these suppliers.  Products and components from these suppliers are purchased on an “as needed” basis for cash.

Dependence on One or a Few Major Customers

We presently do not have any customers for our technology as we are still in development phase.

Patents, Trademarks., Licenses,  Franchises, Concessions, Royalty Agreements or Labor Contracts, including duration:

The general concept of an internal combustion engine hybridized with steam is in the public domain and cannot be patented under either a ‘first to invent’ or ‘first to file’ system.  The implementations of the general concept will be patented and these patents will be the primary assets of the Company.  Patent applications will be filed when the technology or concepts are available for patent.  The territories in which applications are filed will be the major world automotive markets in which vehicles are manufactured and sold.  These will be determined by management but are intended to include the U.S., European states, Japan and other Asian states.  We expect that we will require approximately $1,000,000 for patent filings.  During the fiscal year ending August 31, 2007 the Company entered into an agreement with Gersten Savage LLP in connection with the filing and prosecution of certain patent applications with respect to the Unitary Engine and Reservoir Engine Inventions.

As at the date of this report the Company currently has one provisional patent application filed in the U.S.  The scope of the disclosure will permit filing of multiple utility patent applications, which are currently under preparation.

The Company has used and is registering the trademark “CESAR”™ in the United States and under the Madrid Protocol.  There are currently no maintenance fees required in connection with this application.

Our agreement with Doosan Babcock treats the patents as follows.  All technology and intellectual property developed in connection with the collaboration program or the accumulator technology that are patentable and/or patented or otherwise protected will at all times belong and be owned solely by the Company. Doosan will require the prior written approval of the Company for the use of any such technology.  Any technology or intellectual property which is not patentable or otherwise protected may be used by Doosan without the prior written consent of the Company.

If the Company is unable to reimburse Doosan on any call for reimbursement as allowed under the collaboration agreement between the Company and Doosan,  then the Company will transfer an equal share of the intellectual property to Doosan so that Doosan and the Company will own the intellectual property equally.

Need for any government approval of principal products or services.

We do not expect to require government approval for any of our products.

Effects of Existing or Probable Government Regulations on our business

In the U.S., states are legislating for a reduction in the use of  auxiliary power units  (“APUs”) which power truck hotel services.  APU emissions are not currently regulated but we believe that it is becoming increasingly likely that the quality of APU emissions will be regulated.

Our technology will address the requirements for cleaner emissions which may be regulated.

Research and Development Activities and Costs

All of our research and development activities are presently borne by the Company, except for an amount of $400,000 which was expended by Doosan on behalf of the Company based on our collaboration agreement.  We commenced our research and development during fiscal year 2006 and we have expended a total of $623,746 to date, including funds expended in the amount of $65,405 during fiscal 2006 and $558,341during fiscal 2007. The 2007 amount reported includes the expenditure of $400,000 by Doosan. These amounts do not include salaries and wages in pursuit of these activities totaling $428,944 (2007) and $94,643 (2006), respectively, paid by the Company.

Costs and Effects of Compliance With Environmental Laws

We do not expect any environmental laws to give rise to additional costs to our business.   We believe that our technology, if successful will comply with any environmental regulations already enacted or which may be enacted in the future.

Employees

The Company does not presently have any direct employees.   However, Clean Power Technologies Ltd., our U.K. subsidiary, has a total of 4 full time employees and 2 part time employees.

ITEM  2.     DESCRIPTION OF PROPERTY.

The Company does not own any property and office space for our corporate office is provided free of charge by our President and CEO, Abdul Mitha.

Our wholly owned U.K. subsidiary, Clean Power Technologies Ltd., has a lease for office and research and development facilities with Michael Burns, a director of the Company.   The lease was entered into on July 26, 2006 when CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $35,251 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Fiscal year ending August 31, 2008	$ 35,251
Fiscal year ending August 31, 2009	20,563

Total	$ 55,814

On June 14, 2007 CPTL –UK entered into a six month lease agreement for a corporate office facility located in London, United Kingdom.  The lease expires on December 17, 2007.  The lease calls for monthly rent in the amount of $1,808 (£923) plus applicable taxes.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Fiscal year ending August 31, 2008	$ 7,230

On July 1, 2007 CPTL –UK entered into a six month lease agreement for a corporate apartment located in Surrey, United Kingdom.  The lease expires on December 31, 2007.  The lease calls for monthly rent in the amount of $3,721 (£1900) plus applicable taxes.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Fiscal year ending August 31, 2008	$ 14,884

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)   Market Information

The Company's common stock trades on the OTC Bulletin Board under the symbol “CPWE".   The Company came to trade during the third quarter ending May 31, 2006.  There is no previous trading data available.

Following is a report of high and low closing bid prices since the Company was approved for trading.

Year 2007	High	Low
4th Quarter ended 8/31/2007	1.65	0.60
3rd Quarter ended 5/31/2007	1.70	1.16
2nd Quarter ended 2/28/2007	1.65	0.35
1st Quarter ended 11/30/2007	3.04	0.35

Year 2006
4th Quarter ended 08/31/2006	3.08	0.25
3rd Quarter ended 05/31/2006*	2.10	0.15

*This information is pre-forward split bid and ask prices.

The information as provided above was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

(b)  Holders

As of  November 19, 2007, there were 378 record holders of the Company’s common stock, holding 58,425,748 shares.

(c)  Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the most recently completed quarter ended August 31, 2007 the Company issued the following unregistered securities:

(1)

1,800,000 shares at $0.25 per share to a Company with a director and officer in common;

(2)

4,000,000 shares at a deemed price of $0.10 per share to our Joint Venture partner Doosan Babcock in consideration for total research and development expenditures of $400,000.

The shares noted above were sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a

U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This annualreport contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results. The following information should be read in conjuction with our consolidated financial statements and notes thereto appearing elsewhere in the form 10KSB.

 (a) Plan of Operation

We have not generated any revenues from products, services or operations since the inception of our Company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

We are a development stage company which is presently undertaking research and development on a hybrid steam engine.

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

At the end of July, 2006 Clean Power Technologies Limited (“CPTL”) took possession of Unit 7(W), E-Plan Industrial Estate, Newhaven, East Sussex, U.K. The remainder of that year was largely spent in renovating the infrastructure of the 2000 square feet building, including the electrical power and lighting provision and the office facilities. An air compressor was installed to provide a fluid flow for engine testing in advance of and, later, in parallel with, a supply of steam from the saturated liquid energy accumulator, as this was developed. A start was also made on the more direct development programme by stripping superfluous fittings from the Wankel engine compartments of the two identical Mazda RX8 vehicles earlier purchased. Using the compressed air supply the engine from one of these vehicles was motored, providing a useful early proof of the convenience with which the unit could produce power from an independent fluid source ( as with steam from the accumulator in the ultimate application). Similarly, its continuous restarting ability, independent of stopping position, because of its double cylinder-volume construction, was encouragingly demonstrated as well.

Early 2007 was committed to the design and building of a test cell within the main hall of the test facility to enclose engines and components on test at full operating conditions of pressure and temperature, with both hydrocarbon combustion and in anti-pollution mode using steam alone from the accumulator. The heavy steel construction of the test cell, which enclosed a substantial bed-plate as a foundation for components, was agreed by the insurance authorities to provide full protection from any conceivable otherwise catastrophic failure.

In May 2007 our partners Doosan - Babcock delivered the prototype energy accumulator, manufactured under contract by Poole Process Equipment Ltd to full statutory pressure vessel licensing requirements. Since then and continuously, development of the programme has been involved with installation of the facilities for the test cell and the experimental programme. These include the liquid, gas and steam supply and exhaust ducting; the comprehensive instrumentation facilities with the associated electrical and electronic connections for the sophisticated control systems required for the complete CESAR (Clean Energy Storage And Recovery) project. This comprises a main combustion engine, exhaust heat recovery components, energy accumulator and an auxiliary engine; plus the separate power absorbing dynamometers for the engines.

To augment the limited power output (170 kW) of the Wankel engines from the Mazda vehicles into the range with which the CESAR project will, initially at least, be primarily concerned, diesel engined trucks, delivery was taken in June of a Caterpillar C-15 diesel engine developing 600 kW which is now fully operational in the test cell. The main experimental programme began in September, 2007, its first phase for detailed determination of the performance of the Caterpillar engine over its full range of speed and load. This provides a data base for control system operation and detailed design of subsequent builds of the accumulator system with measurements of air and fuel rates of flow, fluid pressures, temperatures and power output all electronically logged.

The second phase of the test programme began in October 2007 in which the diesel engine exhaust is ducted through the accumulator vessel and rates of pressure and temperature rise and fall with time in the vessel are observed over a wide range of combustion engine operating conditions, with varying loads and exhaust gas temperatures, the latter tempered with closely controlled rates of atmospheric air ingression to the main engine exhaust stream. This series will yield full data on the fluid flow and heat transfer performance of the installed heat recovery components providing the data base for detailed design of CESAR systems subsequent to the prototype under test. Initial tests have provided confirmation of theoretical predictions of the rate at which pressure develops in the energy accumulator and of the predictions of heat transfer in the economiser and evaporator components which recover heat from the combustion engine exhaust into the energy storage system. Preliminary experiments have also begun on using the stored energy to drive a steam engine of conventional design which again has given encouraging early data upon the system performance.

The third and overlapping phase of this stage of the tests, extending into mid-2008, is concentrating on the relation between the power output from the auxiliary vapour engine and rate of pressure change in and rate of vapour flow from the energy accumulator. This will be a crucial part of the research programme in indicating the efficacy of the complete CESAR system and in the design of systems successor to the prototype for the several potential applications. The existing steam engine will be replaced with a modern design capable of developing the power outputs and advanced vapour operating conditions for which the CESAR system is suited. Observations of the performance of the prototype equipment supplied through our partners, Doosan-Babcock, with their further collaboration will be used to produce a design improved in material, structural and thermodynamic performance. The test schedule will include joint continuous operation of the combustion and auxiliary engines to maximise thermal efficiency and to demonstrate the ultimate utilisation of the control system and will run continuously into the Spring of 2008.

Up to the present time the total programme of our Company has been almost wholly concerned with research directed to verifying the theoretical predictions that were the foundation of the CESAR system. A substantial development component of the programme will now commence and will require appropriate augmentation of the engineering team. This is essential for design studies of potential applications of the total system and will commence using the empirical data revealed by the research programme. These applications include using the CESAR system to provide refrigeration power for trucks when the main combustion engine is shut down, with a target of road testing an especially directed system in late 2008. Further applications include provision of auxiliary power derived at low recurrent cost from the exhaust heat of combustion engines for other transportation areas, including lighter vehicles than trucks and heavier in the form of railway locomotives. There is also a promising application in marine applications, not excluding commercial vessels but particularly attractive for pleasure craft with their heavy requirement for auxiliary electrical power when not under way.

For the lighter design of the CESAR system, for vans and passenger cars for example, a substantial repetition of all the phases of the test programme will be commenced in Spring 2008 using a smaller multi-cylinder reciprocating engine or a Wankel engine to replace the current Caterpillar C-15 engine. This will require appropriate and novel valve designs which are currently in hand to control the fuel and vapour flows. This second programme would provide design support for all components of the CESAR saturated liquid energy accumulator system with a target of road testing such a vehicle one year later, in late summer 2009.

This extended development testing and design programme will require augmented scientific and engineering manpower, estimated as a further ten professionally or technically qualified staff. To enable this necessary expansion in August 2007 arrangements were put in hand for the purchase of a neighbouring industrial unit to increase to 20,000 square feet the office and workshop space available for the programme. This would include a large open area suited for the retrofitting of CESAR units to trucks, examples of which have already been offered by potential customers.

(c)   Off-balance sheet arrangements

Not Applicable

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page 15 of this Form 10-KSB

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in US Dollars)

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037

PHONE: (801) 927-1337 FAX: (801) 927-1344

5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107

PHONE: (801) 281-4700 FAX: (801) 281-4701

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Clean Power Technologies Inc.

We have audited the consolidated balance sheets of Clean Power Technologies Inc. (the “Company”) as of August 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended, and for the period from May 12, 2006 (date of inception) to August 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period from May 12, 2006 (date inception) to August 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

December 10, 2007

Salt Lake City, Utah

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

August 31, 2007 and 2006

(Stated in U.S. Dollars)

ASSETS		August 31, 2007	August 31, 2006
Current
Cash		$ 331,279	$ 99,234
Amounts receivable – Note 4		32,360	56,125
Prepaid expenses – Note 7		111,800	79,199

		475,439	234,558
Plant and equipment – Note 5		382,928	159,981

		$ 858,367	$ 394,539

LIABILITIES

Current
Accounts payable and accrued liabilities		$ 54,809	$ 92,500
Due to related party – Note 6		-	516,686

Total current liabilities		54,809	609,186

Long Term liabilities
Due to related party (net of discount of $241,068) – Note 6		1,269,723	-

TOTAL LIABILITIES		1,324,532	609,186

STOCKHOLDERS’ DEFICIENCY
Capital Stock – Note 9
Authorized:
75,000,000	common shares, par value $0.001 per share
Issued and outstanding:
53,954,162 common shares as at August 31, 2007 and 45,445,377 at August 31, 2006		53,954	45,446
Additional paid-in capital		3,088,081	63,746
Accumulated other comprehensive loss		(45,198)	(12,404)
Deficit accumulated during the development stage		(3,563,002)	(311,435)

		(466,165)	(214,647)

		$ 858,367	$ 394,539

Nature and Continuance of Operations – Note 1

Commitments – Notes 8 and 9

Other Events – Notes 9 and 12

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

For the years ended August 31, 2007 and 2006 and for the period May 12, 2006 (Date of Inception) to August 31, 2007

(Stated in U.S. Dollars)

Expenses	August 31, 2007	August 31, 2006	May 12, 2006 (Date of Inception) to August 31, 2007

Depreciation	$94,720	$ 9,238	$ 103,958
Interest – Note 7	118,178	5,799	123,977
Office and administration – Note 8	431,600	44,527	476,127
Organizational costs	-	2,500	2,500
Professional fees	194,675	56,990	251,665
Professional fees settled with shares	633,609	-	633,609
Research and development	558,341	65,405	623,746
Salaries and consulting fees – Note 7	428,944	94,643	523,587
Consulting fees settled with shares	611,500	-	611,500
Directors fees settled with shares	180,000	-	180,000
Stock-based compensation – Note 9	-	32,333	32,333

Net loss for the period	(3,251,567)	(311,435)	(3,563,002)

Other comprehensive loss:
Foreign currency translation adjustment	(32,794)	(12,404)	(45,198)

Comprehensive loss for the period	$(3,284,361)	$ (323,839)	$ (3,608,200)

Basic and diluted loss per share	$ (0.07)	$ (0.01)

Weighted average number of shares outstanding	47,586,996	32,856,774

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

For the years ended August 31, 2007 and 2006

 (Stated in U.S. Dollars)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During the
	Common Stock		Paid-in	Comprehensive	Development
	Shares	Amount	Capital	Loss	Stage	Total
Balance, May 12, 2006	-	$ -	$ -	$ -	$ -	$ -
Capital stock issued:
For cash - at $0.001	28,765,477	28,766	-	-	-	28,766
Pursuant to a technology acquisition agreement - at $0.001	2,000,000	2,000	-	-	-	2,000
Clean Energy and Power Solutions Inc. common shares prior to reverse acquisition	(30,765,477)	(30,766)	30,766	-	-	-
Clean Power Technologies Inc. common shares prior to reverse acquisition	14,680,000	14,680	(14,680)	-	-	-
Common shares issued pursuant to share exchange agreements	30,765,377	30,766	9,579	-	-	40,345
Imputed interest	-	-	5,748	-	-	5,748
Stock-based compensation	-	-	32,333	-	-	32,333
Foreign currency translation adjustment	-	-	-	(12,404)	-	(12,404)
Net loss for the period	-	-	-	-	(311,435)	(311,435)
Balance, August 31, 2006	45,445,377	45,446	63,746	(12,404)	(311,435)	(214,647)
Capital stock issued:
For cash - at $0.001	3,600,000	3,600	896,400	-	-	900,000
Imputed interest	-	-	41,970	-	-	41,970
Shares issued for Professional fees	408,785	408	633,201	-	-	633,609
Shares issued for consulting fees	400,000	400	611,100	-	-	611,500
Shares issued for director fees	100,000	100	179,900	-	-	180,000
Shares issued for R&D	4,000,000	4,000	396,000	-	-	400,000
Foreign currency translation adjustment	-	-	-	(32,794)	-	(32,794)
Beneficial conversion	-	-	265,764	-	-	265,764
Net loss for the period	-	-	-	-	(3,251,567)	(3,251,567)
Balance, August 31, 2007	53,954,162	$ 53,954	$ 3,088,081	$(45,198)	$(3,563,002)	$(466,165)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years end August 31, 2007 and 2006 and from

the period May 12, 2006 (Date of Inception) to August 31, 2007

(Stated in U.S. Dollars)

	August 31, 2007	August 31, 2006	May 12, 2006 (Date of Inception) to August 31, 2007
Cash Flows From Operating Activities
Net loss for the period	$ (3,251,567)	$ (311,435)	$ (3,563,002)
Items not affecting cash:
Depreciation	94,720	9,238	103,958
Amortization of debt discount	24,694	-	24,694
Imputed interest	93,660	5,748	99,408
Professional fees	633,610	-	633,610
Director fees	180,000	-	180,000
Consulting fees	611,500	-	611,500
Research and development	400,000	2,000	402,000
Stock-based compensation	-	32,333	32,333
Changes in non-cash working capital balance related to operations:
Amounts receivable	27,091	(52,632)	(25,541)
Prepaid expenses	(28,055)	(74,903)	(102,958)
Accounts payable and accrued liabilities	(39,648)	80,675	41,028

Cash flows used in operating activities	(1,253,995)	(308,976)	(1,562,970)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(310,868)	(160,260)	(471,128)
Cash acquired from business acquisition	-	62,070	62,070

Cash flows used in investing activities	(310,868)	(98,190)	(409,058)

Cash Flows from Financing Activities
Issuance of common shares	900,000	28,766	928,766
Due to related party	917,058	476,052	1,393,110

Cash flows provided by financing activities	1,817,058	504,818	2,321,876

Foreign currency translation adjustment	(20,150)	1,582	(18,569)

Increase in cash during the period	232,045	99,234	$ 331,279

Cash at beginning of period	99,234	-

Cash at end of period	$ 331,279	$ 99,234

Non-cash Transaction – Note 11

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language.  On June 13, 2006, the Company changed its name to Clean Power Technologies Inc.

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI is developing a project for a gas/steam or diesel/steam hybrid technology. CPTI has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in Great Britain and incorporated on May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights (see Note 7).  CPTI and CEPS merged on June 20, 2006 with CEPS being the surviving entity (see Note 3).  On July 10, 2006 CEPS became a wholly owned subsidiary of the Company when the shareholders of CPTI tendered their remaining shares.

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

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations – (cont’d)

b)

Development Stage Activities – (cont’d)

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $3,563,002 since inception, has working capital of $420,630 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Summary of Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars except where disclosed otherwise.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.  Actual results may vary from these estimates.

The consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries CEPS and CPTL-UK.  All inter-company transactions have been eliminated.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception has been considered as part of the Company’s development stage activities.

Plant, Equipment and Depreciation

Plant and equipment is recorded at cost.  Depreciation has been provided in amounts sufficient to relate the costs of depreciable asset to operations over their estimated useful lives on a straight-line basis over four years for vehicle and machinery, five years for office equipment, two years for computers and three years for leasehold improvements.

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

Foreign Currency Translation

The functional currency of the Company and CEPS is the US Dollar. The functional currency of CPTL-UK is the British Pound.  Accordingly, assets and liabilities of CPTL-UK are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Equity.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Basic Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings per share are not presented because they are anti-dilutive.  At the end of the period presented, the Company had no other common stock equivalents, save a convertible debenture between the Company and an officer and director whereby amounts advanced are convertible to shares of common stock at $0.50 per share over the term of the loan at the election of the Board of Directors.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) issued SFAS 107, “Disclosure About Fair Value of Financial Instruments.  SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value.  The carrying amount of the Company’s cash, accounts payable and accrued liabilities and due to related party approximate their estimated fair values due to their short-term maturities.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Income taxes

The Company is subject to United States income taxes.  The Company’s subsidiary, CPTL-UK, is subject to taxes in the United Kingdom.  Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.  The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Research and Development Costs

Research and development costs are expensed in the year in which they are incurred.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 2

Summary of Significant Accounting Policies – (cont’d)

Stock-based Compensation

The Company has elected to account for stock-based compensation following APB No. 25, Accounting for Stock Issued to Employees, and provide the disclosure required under SFAS No. 123, “Accounting for Stock-based Compensation, as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure, amendment of SFAS Statement No. 123.

New Accounting Standards

Recently Issued Accounting Pronouncements

In September, 2006, the FASB issued SFAS No. 157, FAIR VALUE EASUREMENTS. The statement defines fair value, determines appropriate measurement methods, and expands disclosure requirements about those measurements. SFAS No. 157 is effective for our fiscal year beginning September 1, 2008.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES, including an amendment of FASB Statement No. 115. This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of our fiscal year which begins September 1, 2008.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Use of Estimates in the preparation of the financial statements

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3

Business Combinations – Note 9

On May 22, 2006 the Company entered into an Agreement and Plan of Merger (the “Agreement”) with the Company’s wholly-owned subsidiary, CEPS and the shareholders of CPTI.

The Company, CPTI and CEPS had an officer in common.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 3

Business Combinations – (cont’d) – Note 9

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

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 3

Business Combinations – (cont’d) – Note 9

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

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 4

Amounts Receivable

Amounts receivable of $32,360 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5

Plant and Equipment

	2007
		Accumulated
	Cost	Amortization	Net

Vehicle	$ 32,692	$ 10,543	$ 22,149
Machinery	328,556	58,633	269,923
Computer and office equipment	113,138	33,076	80,062
Leasehold improvement	16,313	5,519	10,794

	$ 490,699	$ 107,771	$382,928

Note 6

       Due to Related Party

As at August 31, 2007 the Company owed $1,269,723 ($516,686 – 2006) including accrued interest, to a director of the Company for funds advanced for operations.  On September 28, 2006, the Board of Directors approved a convertible debenture with respect to the amounts advanced with the following terms:

-

the director and/or his assignees may provide funding up to $6 million U.S. dollars ($6,000,000);

-

the convertible debenture is secured by all the assets of the Company;

-

amounts due under the convertible debenture including principal and interest shall be convertible at $0.50 per share and may be convertible in total or in part;

-

the Company shall execute a promissory note for all funds received as at February 28, 2007, and each quarter thereafter for any funds received during that quarter (the “Promissory Notes”);

-

amounts advanced bear interest at 8% per annum which shall accrue and be paid on the maturity date of each Promissory Note.  Each note shall mature two (2) years from the date of issue; and

-

the Company may elect to repay the debenture at any time, without penalty, or upon the director advising of his election to convert the amount owed into common shares.

As a result of the above-noted agreement, the Company has accrued interest totaling $51,690 for the period from March 1 to August 31, 2007.  Interest expense of $41,970 has been imputed at 10% in respect to these advances to the period prior to the execution of the convertible debenture ended February 28, 2007.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 7

Related Party Transactions – Note 3

On April 24, 2006 CPTI entered a research and development agreement (the “Agreement”) to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights with two directors and officers of CPTL-UK.  Under the terms of the Agreement, the Company agreed to retain one director as the Company’s project director at a fee of £3,000 (US$5,874) per month for a period of 36 months commencing May 2006 and the second director as the Company’s project manager at a fee of £6,000 (US$11,748) per month for a period of 36 months commencing May 2006.  During the period ended August 31, 2007, these directors of CPTL-UK received $210,384 for services rendered pursuant to management contracts.

Additionally under the terms of the above-noted Agreement, the Company agreed to fund all future costs for research, development, patenting, licensing and marketing of the technology in exchange for the transfer of all rights and interests in technology to the Company.  As payment for this technology, the Company’s subsidiary issued 2,000,000 shares of its common stock at $0.001, which shares were exchanged for 2,000,000 shares of the Company’s common stock under the terms of the Business Combination discussed above in Note 3.  Additionally the Company has agreed to fund up to £2,000,000 (US$4,027,800) towards the development of the technology.

On July 26, 2006, the CPTL-UK entered into a lease agreement with a director of CPTL-UK to lease the office and laboratory premises (see Note 8).

Included in prepaid expenses is $55,814 of prepaid rent expense to a director of CPTL-UK.  Rent expense of $35,251 was charged by the director for the year ended August 31, 2007.

Interest expense of $41,970 has been imputed at 10%  in respect to advances due to a director of the Company prior to the execution in March 2007of a convertible debenture in respect of theses advances, whereafter interest charges have accrued at 8% per annum.  Accrued and payable interest with respect to these advances during the year ended August 31, 2007 totals $51,690.

During the year ended August 31, 2007 the Company recorded amortization of loan discount in the amount of $24,694.  Unamortized discount at August 31, 2007 is $241,068, which is being amortized over 24 months.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 8

Commitments

(a)

On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $35,251 (£18,000) plus applicable taxes, and is payable quarterly.  During the fiscal year ended August 31, 2007 the CPTL-UK paid rent of $35,251($4,038 – 2006) in respect of this lease.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Year ending August 31, 2008	$ 35,251
Year ending August 31, 2009	20,563

Total	$ 55,814

(b)

On June 14, 2007 CPTL –UK entered into a six month lease agreement for a corporate office facility located in London, United Kingdom.  The lease expires on December 17, 2007.  The lease calls for monthly rent in the amount of $1,808 (£923) plus applicable taxes. During the fiscal year ended August 31, 2007 the CPTL-UK paid rent of $5,423 ($Nil – 2006) in respect of this lease.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Year ending August 31, 2008	$ 7,230

(c)

On July 1, 2007 CPTL –UK entered into a six month lease agreement for a corporate apartment located in Surrey, United Kingdom.  The lease expires on December 31, 2007.  The lease calls for monthly rent in the amount of $3,721 (£1900) plus applicable taxes. During the fiscal year ended August 31, 2007 the CPTL-UK paid rent of $7,442 ($Nil – 2006) in respect of this lease.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Year ending August 31, 2008	$ 14,884

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 8

Commitments – (cont’d)

(d)

On June 21, 2006, the Company entered into an investor relations agreement for a period of one year for consideration of $2,500 per month and has granted 200,000 share purchase options exercisable at $1.30 per share until July 1, 2008.  The options vested quarterly over the fiscal year ended August 31, 2007.

(e)

The Company entered into a collaboration agreement dated October 11, 2006 for the development of a steam accumulator and other related technologies in partnership for use with the Company’s petrol (gas)/steam and diesel/steam hybrid technologies project.  The agreement called for funding of approximately US$400,000 by the partner.  As consideration, the Company was required to issue 4,000,000 common shares of the Company.

The agreement further provides that within 18 months from the first vehicle being publicly unveiled, the partner will have the option of either seeking cash reimbursement of its development costs from the Company or retaining the previously issued shares of common stock of the Company.  Should the partner seek cash reimbursement then the partner shall return a total of 3,000,000 shares of common stock to the Company.  Should development costs exceed US$400,000 then the Partner has the option to either receive cash reimbursement of the amount in excess of US$400,000 or to receive additional shares of the Company at a price to be negotiated.  Should the Company be unable to reimburse the partner on any call for reimbursement as allowed under the collaboration agreement, the Company will transfer an equal share of the intellectual property to the Partner so that the Partner and the Company will own the intellectual property equally.

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

The Company will provide an additional 100,000 common shares to Doosan, which shall be used at their discretion to reward any of their employees who have helped in the development of the technologies project.  The term of the agreement is three years.

(f)

By an agreement dated January 4, 2007, the Company executed an Investment Agreement and a Registration Rights Agreement with the Dutchess Private Equities Fund Ltd. (“Dutchess”).  Under the terms of these agreements, Dutchess has extendedan equity line of credit of up to $10,000,000 to be taken down at the Company’s election, either a) 200% of the average US daily volume of the common stock for the 10 trading days prior to the put notice date multiplied by the average of the three daily closing bid prices immediately proceeding the put date or b) $250,000 upon the registration of the initial amount of 10,000,000 common shares by the Company which will be used for the draw down of funds.  The registration statement, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”), provides for the offering of securities on a continuing basis.  The agreement further calls for the Company to pay a 1% fee to a registered broker dealer to a maximum of $10,000 on each draw down of funds under the Investment Agreement.  The Company retained legal counsel to prepare the registration statement on Form SB-2 which was filed during the quarter ending May 31, 2007. .  The registration statement was declared effective by the U.S. Securities and Exchange Commission on April 11, 2007.  As at the date of this annual report the Company has not drawn down any funds under the equity line.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 8

Commitments – (cont’d)

 (g)

During the year the Company entered into an agreement with Gersten Savage LLP in connection with the filing and prosecution of certain patent applications with respect to the Unitary Engine and Reservoir Engine Inventions.  Under the terms of the agreement, the Company has agreed to pay fixed fees as follows:

1.

$333,333 worth of the Company’s restricted common shares with a deemed value of $1.16 per share. During the year the Company issued a total of 287,357 common shares in respect to this provision.

2.

$166,666 in cash upon the effectiveness of the Registration Statement to be paid as follows:  $15,000 upon signing of the agreement and $10,000 per month commencing 120 days from the date of effectiveness until such time as the cash amounts are settled in full.

(h) During the third quarter the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $79,000), with £15,000 (U.S. $29,550) due upon signing the agreement, a further £25,000 (U.S. $49,250) is due in two payments due July 2, 2007 and September 2, 2007, respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (U.S. $23,640) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.

Note 9

Common Stock

(a)

During the fiscal year ended August 31, 2007, the Company issued shares of common stock as follows:

(i)

408,785 common shares in respect of certain legal services provided.  287,357 common shares provided in conjunction with an agreement to file and prosecute certain patent applications (refer to Note 8(g) above) and 121,428 common shares provided in connection with the provision of certain legal fees with respect to the preparation of an Investment and Registration Rights Agreement and the Registration Statement (see Note 8(f) above.)

(ii)

400,000 shares with respect to the provision of certain consulting services by arms length third parties.

(iii)

100,000 shares in directors fees.

(iv)

4,000,000 shares issued in conjunction with a Memorandum of Understanding.  Refer to Note 8(e) above.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 9

Common Stock – (cont’d)

(v)

3,600,000 shares in consideration of cash proceeds totalling $900,000 to company with a director in common.

(a)

Stock Based Compensation

During the fiscal year ended August 31, 2006, the Company granted share purchase options to a consultant.  These options are granted with an exercise price equal to the market price of the Company’s shares on the date of the grant.  The options vest in equal quarterly amounts over the next twelve months.

A summary of the stock option plan is presented below:

	2006
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	-	-
Granted	200,000	$1.30

Options outstanding at end of year	200,000	$1.30

Options exercisable at end of year	200,000

(a)

 Stock Based Compensation – cont’d

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

There were no options granted during the period ended August 31, 2007. As at August 31, 2007, there are 200,000 share purchase options outstanding entitling the holder thereof the right to purchase one common share at $1.30 for each option held expiring July 1, 2008.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 10

Deferred Tax Assets

At August 31, 2007, the Company has incurred non-capital losses in the United States totaling approximately $2,294,148 (2006-$163,632) and non-capital losses in the U.K. totaling £488,978(2006-£176,861) which can be carried forward and applied against future taxable income.  The losses in the U.K. may be carried forward indefinitely and the losses in the United States expire in 2007.

At August 31, 2007 and 2006, the significant components of future income tax assets are as follows:

	2007	2006
Deferred tax assets
Non-capital losses carryforward	$ 1,051,172	$ 96,607
Valuation allowance for deferred tax asset	(1,051,172)	(96,607)

	$ -	$ -

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.  The increase in valuation allowance was $954,565 for the year ended August 31, 2007.

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

During the fiscal year ended August 31, 2007 , the Company issued a total of 408,875 common shares to Messrs. Kaplowitz, Gennuso, Marcus, Danovitch and Fornari in connection with legal services rendered to the Company as provided with respect to certain patent fees and other services provided referenced in Notes 8 (f) and (g).

During the fiscal year ended August 31, 2007, the Company issued a total of 400,000 shares to consultants of the Company for services rendered.

During the fiscal year ended August 31, 2007, Company issued a total of 100,000 shares to certain directors of the Company as director’s fees.

During the fiscal year ended August 31, 2007, Company issued a total of 4,000,000 shares in conjunction with a Memorandum of Understanding.  Refer to Note 8(e) above.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2007

(Stated in U.S. Dollars)

Note 12

Subsequent Events

Subsequent to the fiscal year end, the Company issued a total of 450,000 shares to a director and certain consultants for services rendered.

In October the Company issued 3,021,586 shares of common stock to retire debt at $0.50 per share.  The debt was due to Abdul Mitha,  the Company’s President.

Subsequent to August 31, 2007, a company with a director in common advanced $250,000 for operations and these shares were converted to common stock under the terms of a pre-existing agreement at $0.25 per share for a total of 1,000,000 shares,

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 31, 2007, the Board of Directors of the Company approved the appointment of Child, Van Wagoner & Bradshaw, PLLC as our independent auditors for our fiscal year ending 2007.  Our auditors for the fiscal years ending 2006 and 2005 were Amisano Hanson, Chartered Accountants.    Amisano Hanson  were our auditors since incorporation.  The Board of Directors recommended the change in our auditors pursuant to recent correspondence with the Securities and Exchange Commission whereby the Company was directed to certain regulations which required an auditor registered in the United States. Based on this correspondence, the Board of Directors has determined to recommend a change in auditors.  There have been no disputes with Amisano Hanson in regard to the Company’s financial reporting or in regards to Amisano Hanson’s audit report.

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

Name

Age

Offices Held

Abdul Mitha

 62

Director, President and CEO

Diane Glatfelter

41

Director, Chief Financial Officer

                                                                                                                                 and Secretary

Richard Dennis

48

Director

Michael Burns

52

Director

David Thursfield

62

Director

Fred Bayley

79

Director of Clean Power

Technologies Ltd. -UK

Abdul Mitha, President, Chief Executive Officer and Member of the Board of Directors

On September 28, 2006, Abdul Mitha was elected to the Company’s Board of Directors. Mr. Abdul Mitha has served as the Company’s President since June 2, 2006 and Vice President Finance since July 30, 2005.   Mr. Mitha has over twenty-five years of domestic and international experience in the management of ongoing and start-up public and private companies. Mr. Mitha has provided consulting and advisory services to various start-up businesses in Canada including Findex Resources, Inc., Meritworld.Com Inc., and E-Com Interactive, Inc. From March 1991 to September 2005, Mr. Mitha was the President and shareholder of AVS 90 PV Associates Ltd., a company which acted as an advisor and consultant to start up companies, and was involved in the financing and negotiating of joint venture projects.  From September 2005 to present, Mr. Mitha was the President and a director of Unicus Corporation, a company involved in the promotion of steam and gas technologies.

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

Diane Glatfelter, Secretary-Treasurer, Chief Financial Officer, Member of the Board of Directors

Ms. Diane Glatfelter was appointed as a director and Secretary – Treasurer  and Chief Financial Officer of the Company on May 23, 2006.   Ms. Glatfelter holds a Bachelor of Science with a major in marketing and a minor in management, received from the University of Bridgeport in 1988.  From June 1999 to the date of this filing, Ms. Glatfelter is the President and shareholder of K2 Unlimited, Inc. a consulting company which provides consulting in all areas of cash flow, including factoring, purchase order advances, debt management, bounced check recovery, loans, revenue management, risk management and collections.  Ms. Glatfelter has 150 million dollars of accounts receivable under management for various clients at any one time.  Ms. Glatfelter resides in Billerica, MA.

Ms. Glatfelter is an officer and director of OLM Ventures Inc. a reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Michael Burns, Member of the Board of Directors

Mr.  Michael Burns was appointed as a director of the Company  on May 23, 2006.  Mr. Burns is an engineer with experience in the field of control systems, project management.  From December, 2002 to the date of this filing, Mr. Burns was the managing director for Engineering Verification Services Ltd., a company offering various automotive design and development projects including a heat recovery steam engine hybrid vehicle project with MitsuiBabcock.  From April 2001 to December 2002, Mr. Burns held the position of Chief Engineer, Engineering Verification Services and Business Unit Manage with TWR Engineering Worthing Technical Centre.  From October 1994 to April 2001, Mr. Burns was employed by the Daewoo Motor Company with his final position being Chief Engineer, vehicle testing, prototype building and executive board member.  He had under management a department of 240 people. Mr. Burns resides in the United Kingdom.

Mr. Burns is not an officer or director of any reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Richard Dennis, Member of the Board of Directors

On September 28, 2006, Mr. Richard Anthony Dennis was elected to the Board of Directors of the Company.   Mr. Richard Dennis is a Chartered Engineer with 26 years of experience in the Energy industry, and has been employed with Mitsui Babcock Energy Ltd. since June 1995 in various different capacities.  Mr. Dennis is presently and has been a Director of Research and Development for Mitsui Babcock Energy Ltd. since December 2002, where he is responsible for product development, and all investments into new technologies and R&D.  Mr. Dennis has also been a Director of Business Development for Mitsui Babcock since November 2001 to present.  Mr. Dennis first came on board Mitsui Babcock as General Manager of Engineering in June 1995.  From July 1999 to November 2001, Mr. Dennis was a Project Director of IT System Implementation and then a Director of PR and Corporate Communications from March 2003 to December 2004.  Mr. Dennis has spent his early career in various engineering roles predominately in the design and supply of environmental equipment for boilers used for electricity generation.  Prior to his employment with Mitsui Babcock, Mr. Dennis was responsible for all engineering associated with the building of new coal and gas fired boiler power plants.  Mr. Dennis has a degree in engineering from Leeds University and an MBA from Cranfield Business School.

Mr. Dennis was appointed to the Board of Directors pursuant to a Memorandum of Understanding (“MOU”) between the Company and Mitsui Babcock Energy Limited which agrees to the appointment of Mr. Richard Dennis to the Board of Directors of the Company upon a formal agreement being executed.  The formal agreement has not yet been executed; however, the Board of Directors of the Company has accepted the consent to act and appointed Mr. Richard Dennis to the Board of Directors at a meeting of the Board of Directors held on September 28, 2006.

Mr. Richard Dennis has been appointed to serve on the audit committee of the Company.

David Thursfield, Member of the Board of Directors

On September 12, 2007, Mr. David William Thursfield was elected to the Board of Directors of the Company.

Mr. Thursfield served as Executive Vice President of Ford Motor Company (the “Company”).  He retired from this position in May, 2004.  In August, 2005, Mr. Thursfield was appointed head of Cerberus’s Auto Group, a division of Cerberus Capital Management L.P.  In August, 2005,  Mr. Thursfield was appointed as Executive Chairman and Interim Chief Executive Officer of GDX Automotive Group which is owned by Cerberus Capital Management L.P.  GDX Automotive is a leading global supplier which designs, develops, markets and manufactures highly engineered sealing systems for both dynamic and static automotive applications.

Mr. Thursfield resigned from Cerberus Capital Management L.P. in July, 2007, as Cerberus Capital Management L.P. acquired Chrysler Motors Group from Daimler Corporation and a prior legal agreement between Ford Motor Company and Mr. Thursfield contains a clause wherein Mr. Thursfield is not permitted to work for another auto manufacturer.

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

Prof Bayley was for several years a member of committees of the UK Aeronautical Research Council, served on the Admiralty Machinery Committee of the Defence Scientific Advisory Committee and has been a consultant to several engineering companies. He retired from the University of Sussex in 1993 where he is now Professor Emeritus and in 2001 was awarded the Dugald Clerk Prize by the Institution of Mechanical Engineers for his paper on “ The Saturated Liquid Reservoir for Energy Storage in Hybrid Vehicles”

(b)

Significant Employees

Marco Cucinotta

Mr. Cuciotta joined the development team as a part time employee in October 2006.  He has been working on the control systems for the project.  Mr. Cucionotta graduated in 1990 with an Upper 2nD Class Honours Degree in Electrical / Electronic Engineering from Portsmouth.  He has 15 Years Post Graduate experience in the following areas; design and manufacture of performance car engine management systems; design of self-learning Turbo engine management systems for racing applications; design of a water injection system controllers for racing and road cars; performed new product customer sample testing for MCS96 series micro-controllers for Intel;  design and manufacture of all types of hydraulic system control units; complete design / construction of a state of the art hydraulically driven high power Multi-Axis-Simulation-Table rig controller, including all microcomputer design with maths co-processor, design and coding of all software, both assembler and high level and full safety system design / fault tolerant main hydraulic control units; designed a range of miniature state of the art data logging devices to be fitted to customer cars. Integrated new Global Positioning System receivers along with semi embedded PC104 architecture units.

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

Martin Smaller

Mr. Smaller is another of our part time employees working on the project.  He is a highly capable and effective graduate engineer that has demonstrated delivery success in senior technical and managerial roles. Successful and experienced leader of large multi-disciplinary and multi-cultural automotive engineering teams in remote locations. Has detailed experience of capital-intensive automotive engineering development programmes where cost, weight, performance, quality, and time to market have been key deliverables. Has in-depth experience of concurrent engineering practice in an Asian context. Has full managerial and P&L responsibility in current role.  From 1995-present Mr. Smaller is the head of Vehicle Engineering at Menard Engineering Limited (formerly TWR Ltd. & Daewoo European Technical Centre, Worthing).

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

He holds a BSc Mechanical Engineering, is a Graduate member of the Royal Institute of Naval Architects and a member of the Engineering Council.

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

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Abdul Mitha	President, Chief Executive Officer and Member of the Board of Directors	N/A	1/1	N/A
Diane Glatfelter	Secretary Treasurer and Member of the Board of Directors	N/A	N/A	N/A
David Thursfield	Member of the Board of Directors	1/1	1/1	N/A
Michael Burns	Member of the Board of Directors	N/A	N/A	N/A
Richard Dennis	Member of the Board of Directors	N/A	1/1	N/A

Code of Ethics

The Company has adopted a code of ethics which is appended as an exhibit to this report.  The Company has posted such code of ethics on its website which may be sourced at www.cleanpowertech.co.uk.

Corporate Governance

There have been no material changes to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

The Board of Directors does not presently have sufficient members on its  audit committee.  As of the date of this report, one of the members of the Company’s audit committee  has resigned and therefore the Company currently has a vacany which it must fill to properly constitute an  audit committee which it intends to fill as soon as it can find a suitable candidate.  At present the Board of Directors performs the functions of the audit committee. We have not presently determined whether one of our directors on the audit committee would qualify as a financial expert.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth information for the individuals who served as the senior executive officer of the Company during any portion of the last two fiscal years.  No disclosure need be provided for any executive officer, other than the PEO, whose total annual salary and bonus for the last completed fiscal year did not exceed $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Abdul Mitha PEO	2007	$0	-0-	-0-	-0-	-0-	-0-	-0-	$0
Michael Burns, Director	2007	$140,976	-0-	-0-	-0-	-0-	-0-	-0-	$140,976
Abdul Mitha PEO	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron Bruce	2005	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

The Company granted share purchase options to a consultant during the fiscal year ended August 31, 2006.  These options are granted with an exercise price equal to the market price of the Company’s shares on the date of the grant, or $1.30 per share.  The options were to vest in equal quarterly amounts over the following twelve months and expire July 1, 2008.  The options were fully vested as at the year ended August 31, 2007.  They were not issued under a Stock Option or Stock Award Plan.

The Company’s Board of Directors and shareholders approved a Stock Option and Award plan for up to 2,000,000 options during fiscal 2007 (the “Plan”).  There have been no options granted under this plan.

DIRECTORS COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Dennis*	-	90,000	-	-	-	-	90,000
Sandra Nunn*	-	90,000	-	-	-	-	90,000

*each of Sandra Nunn and Richard Dennis received 50,000 shares of the common stock of the Company as director’s fees during the fiscal year ended August 31, 2007.  Ms. Nunn resigned subsequent to year end.

The Company has made no arrangements for the remuneration of its directors, other than as detailed above except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.  No remuneration has been paid to the Company’s officers or directors for services to date.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table sets forth information as of the fiscal year ended August 31, 2007 in regard to any securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	2,000,000

Equity compensation plans not approved by security holders	200,000*	$1.30	-0-

*The Company has approved a stock option for fiscal year 2007 of 200,000 common shares  as compensation for services provided under a consulting contract. These shares are reserved for issuance from treasury and are not part of any Company stock option plan.

The Company has a Stock Option and Award plan for up to 2,000,000 options which was approved during fiscal 2007 (the “Plan”).  No options have yet been issued or awarded under this Plan.

Security ownership of certain beneficial owners.

The following table sets forth information, as of November 19, 2007, with respect to the beneficial ownership of the Company’s common stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% shareholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Doosan Babcock 11 The Boulevard C Rawley, W. Sussex UK RH101UX	4,000,000 common shares held directly	6.85%
Common	Seabreeze Capital 12 Baymen Avenue Calle Al Mar, Belize City, Belize	3,464,519 common shares held directly	5.93%
Common	Richard Schmidt 2627 Laurel Crescent SW Calgary, Alberta T3E 6B4	3,500,000 common shares held directly	5.99%

(1)Based on 58,425,748 shares of common stock issued and outstanding.

Security Ownership of Management

The following table sets forth information, as of November 19, 2007, with respect to the beneficial ownership of the Company’s common stock by each of the Company's officers and directors, and by the officers and directors of the Company as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Abdul Mitha 32 Hawkwood Pl N.W. Calgary, Alberta T3G 1X6	2,656,552 common shares held directly 2,000,000 common shares held indirectly(2)	7.97%
Common	Michael Burns Dunedin 16 Corsica Rd Seaford East Sussex BN25 1BD England	1,000,000 common shares held directly	1.71%
Common	Diane Glatfelter 55 Glad Valley Dr Billerica MA 01821	240,150 common shares held directly	0.41%
Common	David Thursfield	250,000 common shares held	0.43%
Common	Richard Dennis	50,000 common shares held	0.09%

Common	Frederick Bayley Director of the Company’s subsidiary Camberley Firle Rd Seaford, East Sussex BN25 2HU England	1,000,000 common shares held directly	1.71%
Common	All Officers and Directors as a group	Common shares	12.32%

(1)Based on 58,425,748 shares of common stock issued and outstanding.

(2) These shares are held by Mr. Mitha’s wife as to 500,000 and Mr. Mitha’s son and daughter, each holding 750,000.  Mr. Mitha disclaims any beneficial ownership of these shares.

Changes in Control

Not Applicable

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Transactions

On April 24, 2006 CPTI entered a research and development agreement (the “Agreement”) to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights with two directors and officers of CPTL-UK.  Under the terms of the Agreement, the Company agreed to retain one director as the Company’s project director at a fee of £3,000 (US$5,874) per month for a period of 36 months commencing May 2006 and the second director as the Company’s project manager at a fee of £6,000 (US$11,748) per month for a period of 36 months commencing May 2006.  During the period ended August 31, 2007, these directors of CPTL-UK received $210,384 for services rendered pursuant to management contracts.

Additionally under the terms of the above-noted Agreement, the Company agreed to fund all future costs for research, development, patenting, licensing and marketing of the technology in exchange for the transfer of all rights and interests in technology to the Company.  As payment for this technology, the Company’s subsidiary issued 2,000,000 shares of its common stock at $0.001, which shares were exchanged for 2,000,000 shares of the Company’s common stock under the terms of the Business Combination discussed above in Note 3.  Additionally the Company has agreed to fund up to £2,000,000 (US$4,027,800) towards the development of the technology.

On July 26, 2006, the CPTL-UK entered into a lease agreement with a director of CPTL-UK to lease the office and laboratory premises (see Note 8).

Included in prepaid expenses is $55,814 of prepaid rent expense to a director of CPTL-UK.  Rent expense of $35,251 was charged by the director for the year ended August 31, 2007.

Interest expense of $41,970 has been imputed at 10%  in respect to advances due to a director of the Company prior to the execution in March 2007 of a convertible debenture in respect of theses advances, whereafter interest charges have accrued at 8% per annum.  Accrued and payable interest with respect to these advances during the year ended August 31, 2007 totals $51,690.

During the year ended August 31, 2007 the Company recorded amortization of loan discount in the amount of $24,694.  Unamortized discount at August 31, 2007 is $241,068, which is being amortized over 24 months.

Subsequent to August 31, 2007, a company with a director in common advanced $250,000 for operations which funds were converted into shares of common stock at $0.25 per share under the terms of a prior agreement for a total of 1,000,000 shares.

Subsequent to August 31, 2007 the Company issued 3,021,586 shares of common stock to retire debt at $0.50 per share.  The debt was due to Abdul Mitha, President.

Director Independence

As of the date of this report, we have one independent director, Mr. David Thursfield.   During fiscal year 2007 our independent directors were:

 Sandra Nunn

Ms. Nunn resigned subsequent to the fiscal year ended August 31, 2007.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.  the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.   the Director is the beneficial owner of less than five percent of the outstanding equity interests of an entity that does business with the Company;

3.  the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of $1 million or two percent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three fiscal years;

4.  the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three percent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.  the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 13.     EXHIBITS.

Exhibit Index

3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.3	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.4	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed on October 19, 2006
10.4	Stock Option and Stock Award Plan approved by the Board of Directors	Incorporated by reference to our Form SB-2 registration statement filed on March 23, 2007
10.5	Investment Agreement, dated as of January 18, 2007 by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
10.6	Registration Rights Agreement, dated as of January 18, 2007, by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
10.7	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed on June 20, 2007
14.1	Code of Ethics for Senior Executive Officers	Filed herewith

16.1	Letter regarding Change in Certifying Accountant dated June 4, 2007	Incorporated by reference to our Form 8-K filed on June 4, 2007

22.1	Notice of Proposal for approval of agreement and plan of merger, forward split and name change	Incorporated by reference to our Schedule 14C filed on May 18, 2006
22.2	Notice of Annual Meeting of Shareholders	Incorporated by reference to our Schedule 14C filed on April 5, 2007

31.1	Section 302 Certification – Chief Executive Officer	Filed herewith
31.2	Section 302 Certification – Chief Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer	Filed herewith

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2007 and August 31, 2006:

Services	2007	2006
Audit fees	$28,000	$25,700
Audit Related Services	$28,271	$7,968
Tax fees	$0	$0
Total fees	$56,271	$33,668

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN POWER TECHNOLOGIES INC.

Date: December 11, 2007

By: /s/ Abdul Mitha

Name: Abdul Mitha

Title: President/CEO, principal executive officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 11, 2007

By: /s/ Abdul Mitha

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By: /s/ Diane Glatfelter

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer