Form 10QSB
period 2007-11-30
CLEAN POWER TECHNOLOGIES INC.
filed 2008-01-14
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and 2) has been subject to such filing requirements for the past 90 days.

Yes ☑         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑         No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of commong equity, as of the latest practicable date:

59,845,748 common shares outstanding as of January 9, 2008

Transitional Small Business Disclosure Format:

Yes ☐          No ☑

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Interim Consolidated Balance Sheets as of November 30, 2007 (unaudited)	F-2

Interim Consolidated Statements of Operations for the months ended November 30, 2007, and 2006 and for the period May 12, 2006, (Date of Inception) to November 30, 2007 (unaudited)	F-3

Consolidated Statements of Cash Flows for the months ended November 30, 2007, and 2006 and for the period May 12, 2006, (Date of Inception) to November 30, 2007 (unaudited)	F-4

Notes to the Interim Consolidated Financial Statements for the months ended November 30, 2007	F-5 to F-10

Item 2. Management’s Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	4

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	4

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	4

Item 3. Defaults Upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

Signatures	7

i

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

November 30, 2007

(Unaudited)

 (Stated in U.S. Dollars)

ASSETS	(unaudited) November 30,	(audited) August 31,
	2007	2007
Current
Cash	$ 100,306	$ 331,279
Accounts receivable	30,786	32,360
Prepaid expenses – Note 3	61,328	111,800

	192,420	475,439

Plant and equipment	444,021	382,928

TOTAL ASSETS	$ 636,441	$ 858,367

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 102,330	$ 54,809

Long Term Debt - Note 3	65,971	1,269,723

Total Liabilities	168,301	1,324,532

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
57,675,748 common shares as at Nov. 30, 2007
and 53,954,162 as at Aug. 31, 2007	57,676	53,954
Additional paid-in capital	5,076,230	3,088,081
Accumulated other comprehensive loss	(32,840)	(45,198)
Deficit accumulated during the development stage	(4,632,926)	(3,563,002)

Total Stockholders’ Equity (Deficiency)	468,140	(466,165)

Total Liabilities and Stockholders’ Equity	$ 636,441	$ 858,367

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended November 30, 2007 and 2006 and

for the period May 12, 2006 (Date of Inception) to November 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

			May 12, 2006
	Three months	Three months	(Date of
	ended	Ended	Inception) to
	November 30,	November 30,	November 30,
	2007	2006	2007

Expenses
Depreciation	$ 36,095	$ 16,589	$ 140,053
Interest – Note 3	22,236	13,455	146,213
Office and administration	319,159	73,206	795,286
Organizational costs	-	-	2,500
Professional fees	59,758	25,097	311,423
Professional fees settled with shares	-	-	633,609
Research and development	36,310	50,305	660,056
Directors fees settled with shares	250,000	-	430,000
Salaries and consulting fees	146,366	84,454	669,953
Consulting fees settled with shares	200,000	-	811,500
Compensation by stock	-	-	32,333

Net loss for the period	(1,069,924)	(263,106)	(4,632,926)

Other comprehensive loss:
Foreign currency translation adjustment	12,358	(9,647)	(32,840)

Comprehensive loss for the period	$ (1,057,566)	$ (272,753)	$ (4,665,766)

Basic and diluted loss per share	$ (0.02)	$ (0.01)

Weighted average number of shares outstanding	56,585,219	45,445,377

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2007 and 2006 and

for the period May 12, 2006 (Date of Inception) to November 30, 2007

(Unaudited)

 (Stated in U.S. Dollars)

	November 30, 2007	November 30, 2006	May 12, 2006 (Date of Inception) to November 30, 2007
Cash Flows From Operating Activities
Net loss for the period	$ (1,069,924)	$ (263,106)	$ (4,632,926)
Items not affecting cash:
Depreciation	36,095	16,589	140,053
Amortization of debt discount	22,147	-	46,841
Imputed interest	-	13,455	99,408
Professional fees paid by the issuance of shares	-	-	633,610
Director fees paid by the issuance of shares	250,000	-	430,000
Consulting fees paid by the issuance of shares	200,000	-	811,500
Research and development	-	-	402,000
Stock-based compensation	-	-	32,333
Changes in non-cash working capital balance related to operations:
Accounts receivable	2,484	(31,586)	(23,057)
Prepaid expenses	45,817	10,142	(57,141)
Accounts payable and accrued liabilities	46,695	(15,797)	87,723

Cash flows used in operating activities	(466,686)	(270,303)	(2,029,656)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(87,009)	(115,753)	(558,137)
Cash acquired from business acquisition	-	-	62,070

Cash flows used in investing activities	(87,009)	(115,753)	(496,067)

Cash Flows from Financing Activities
Issuance of common shares for cash	250,000	-	1,178,766
Due to related party	65,971	353,607	1,459,081

Cash flows provided by financing activities	315,971	353,607	2,637,847

Foreign currency translation adjustment	6,751	1,119	(11,818)

Increase (decrease) in cash during the period	(230,973)	(31,330)	$ 100,306

Cash at beginning of period	331,279	99,234

Cash at end of period	$ 100,306	$ 67,904

Non-cash Transaction – Note

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended November 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

(a)

Organization

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language.  On June 13, 2006, the Company changed its name to Clean Power Technologies Inc.

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly owned subsidiary.

The Company is developing a project for a gas/steam or diesel/steam hybrid technology, and has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in Great Britain and incorporated on May 10, 2006, to carry on all its research and development.

The Company’s year-end is August 31.

(b)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries CEPS and CPTL-UK.  All inter-company transactions have been eliminated.

(c)

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

(d)

Continuance of Operations

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2007, the Company had not yet achieved profitable operations, has accumulated losses of $4,632,926 since its inception, has working capital of $90,090 and expects to incur further losses in the

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended November 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations – Cont’d

(a)

Continuance of Operations – Cont’d

development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2

Interim Financial Statements

While the information presented in the accompanying three months to November 30, 2007 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with Clean Power Technologies Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended August 31, 2007.

Operating results for the three months ended November 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2008.

Note 3

Related Party Transactions

Included in prepaid expenses is $25,228 of prepaid rent paid to a director of Clean Power Technologies Ltd. (“CPTL”).  Rent expense of $9,167 was charged by the director for the period ended November 30, 2007.

During the quarter ended November 30, 2007, the Company issued 3,021,586 shares of common stock to retire debt, including all accrued interest as at the date of settlement, at $0.50 per share.  The debt was due to Abdul Mitha, the Company’s President.  During the quarter ended November 30, 2007, the Company received additional cash proceeds totalling $65,971 which amount has been recorded as long-term debt on the Company’s balance sheet.

During the quarter ended November 30, 2007, a company with a director in common advanced $250,000 for operations and this amount was converted to common shares under the terms of a pre-existing agreement at $0.25 per share for a total of 1,000,000 shares.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended November 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 3

Related Party Transactions – Cont’d

During the quarter the Company issued a total of 250,000 common shares to David William Thursfield, a director of the Company, as director’s fees.

Note 4

Commitments

i)

On July 26, 2006, CPTL entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL lease calls for annual rent in the amount of $36,666 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Payment

Year ending August 31, 2008	$ 27,500
Year ending August 31, 2009	$ 33,611

Total	$ 61,111

ii)

On June 21, 2006, the Company entered into an investor relations agreement for a period of one year for consideration of $2,500 per month and granted 200,000 share purchase options exercisable at $1.30 per share until July 1, 2008.  The options vested over the fiscal year ended August 31, 2007.

iii)

The Company entered into a collaboration agreement with Doosan Babcock Energy Ltd. (“Doosan” or the “Partner”) dated October 11, 2006 for the development of a steam accumulator and other related technologies in partnership for use with the Company’s petrol (gas)/steam and diesel/steam hybrid technologies project.  The agreement called for funding of approximately US$400,000 by Doosan.  As consideration, the Company was required to issue 4,000,000 common shares of the Company.  The term of the agreement is three years.

The agreement further provides that within 18 months from the first vehicle being publicly unveiled, the partner will have the option of either seeking cash reimbursement of its development costs from the Company or retaining the previously issued shares of common shares of the Company.  Should the Partner seek cash reimbursement then the partner shall return a total of 3,000,000 shares of common shares to the Company.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended November 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – Cont’d

Should development costs exceed US$400,000, then the Partner has the option to either receive cash reimbursement of the amount in excess of US$400,000 or to receive additional shares of the Company at a price to be negotiated.  Should the Company be unable to reimburse the partner on any call for reimbursement as allowed under the collaboration agreement, the Company will transfer an equal share of the intellectual property to the Partner so that the Partner and the Company will own the intellectual property equally.

On June 13, 2007, the Company issued a total of 4,000,000 shares of restricted common shares to Doosan pursuant to the terms and conditions of a subscription agreement, dated May 21, 2007 (the “Subscription Agreement”). The Subscription Agreement was executed pursuant to the terms and conditions of that Collaboration Agreement entered into between the parties on October 11, 2006.

The Company will provide an additional 100,000 common shares to Doosan, which shall be used at their discretion to reward any of their employees who have helped in the development of the technologies project.

iv)

On January 4, 2007, the Company executed an Investment Agreement and a Registration Rights Agreement with the Dutchess Private Equities Fund Ltd. (“Dutchess”).  Under the terms of these agreements, Dutchess has extended an equity line of credit of up to $10,000,000 to be taken down at the Company’s election, either a) 200% of the average US daily volume of the common shares for the 10 trading days prior to the put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put date or b) $250,000 upon the registration of the initial amount of 10,000,000 common shares by the Company which will be used for the draw down of funds.  The registration statement, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”), provides for the offering of securities on a continuing basis.  The agreement further calls for the Company to pay a 1% fee to a registered broker dealer to a maximum of $10,000 on each draw down of funds under the Investment Agreement.  The Company retained legal counsel to prepare the registration statement on Form SB-2 which was filed during the quarter ending May 31, 2007.  The registration statement was declared effective by the U.S. Securities and Exchange Commission on April 11, 2007.  As at the date of this quarterly report, the Company has not drawn down any funds under the equity line.

v)

During the year ended August 31, 2007, the Company entered into an agreement with Gersten Savage LLP in connection with the filing and prosecution of certain patent applications with respect to the Unitary Engine and Reservoir Engine Inventions.  Under the terms of the agreement, the Company has agreed to pay fixed fees as follows:

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended November 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – Cont’d

1.

$333,333 worth of the Company’s restricted common shares with a deemed value of $1.16 per share.  The Company issued a total of 287,357 common shares in respect to this provision during the fiscal year ended August 31, 2007, and;

2.

$166,666 in cash upon the effectiveness of the Registration Statement to be paid as follows:  $15,000 upon signing of the agreement and $10,000 per month commencing 120 days from the date of effectiveness until such time as the cash amounts are settled in full.  Gersten Savage will invoice the Company monthly for the cash portion of the agreement.

vi)

During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $81,000), with £15,000 (U.S. $30,550) due upon signing the agreement.  A further £25,000 (U.S. $50,925) was paid in two payments, July, 2007 and September 2007, respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (U.S. $24,400) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.

Note 5

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the quarter ended November 30, 2007, the Company issued a total of 450,000 shares to a director and consultants for services rendered.

Note 6

Subsequent Events

Subsequent to November 30, 2007, a company with a director in common advanced $355,000 for operations and these shares were converted to common shares under the terms of a pre-existing agreement at $0.25 per share for a total of 1,420,000 shares.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months ended November 30, 2007

(Unaudited)

(Stated in U.S. Dollars)

Note 7

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

Item 2.   Management’s Discussion and Analysis or Plan of Operation

This current quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.  The following discussion and analysis of our financial conditions and results of operations should be read in conjunction with our interim consolidated financial statements and notes thereto appearing elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

(a) Plan of Operation

Unless the context otherwise requires, the terms the “Company”, “we”, “us”, and “our” as used throughout this report refr to Clean Power Technologies Inc., a Nevada corporation, and its wholly-owned subsidiary Clean Power Technologies Lmites (“CPTL”), an entity formed under the laws of the United Kingdom.  We have not generated any revenues from products, services or operations since the inception of our Company. We are a development stage company which is presently undertaking research and development on a hybrid steam engine.

Our plan of operation is to complete the research and development on our technology over the next several months and if successful, to license the technology or form partnerships for the use of the technology with any customers we may identify.

At present we do not have sufficient funds available to execute our business plan for the development of the technology.   We have to date been funded by existing working capital and by shareholder loans from one of our directors and officers.  There can be no assurance that we will be able to continue to raise the funding required to continue operations.  During the next twelve (12) months, the Company will require approximately Two Million ($2,000,000) dollars for development and operating costs, of which approximately One Million Five Hundred Thousand ($1,500,000) dollars will be applied to research and development of the project.   As of November 30, 2007, the Company had available cash of approximately One Hundred Thousand ($100,000) dollars and subsequently raised an additional Three Hundred and Fifty-Five Thousand ($355,000) dollars by way of convertible loans from a related party.  The Company will need to raise approximately One Million Five Hundred Thousand ($1,500,000) in additional funds to meet its planned operations for the next twelve months.  There can be no assurance that the Company will be able to raise these required funds.  If the Company cannot raise the required funds then operations may cease.

At the end of July, 2006, CPTL took possession of Unit 7(W), E-Plan Industrial Estate, Newhaven, East Sussex, U.K. The remainder of that year was largely spent in renovating the infrastructure of the 2000 square feet building, including the electrical power and lighting provision and the office facilities. An air compressor was installed to provide a fluid flow for engine testing in advance of and, later, in parallel with, a supply of steam from the saturated liquid energy accumulator, as this was developed. A start was also made on the more direct development programme by stripping superfluous fittings from the Wankel engine compartments of the two identical Mazda RX8 vehicles earlier purchased. Using the compressed air supply the engine from one of these vehicles was motored, providing a useful early proof of the convenience with which the unit could produce power from an independent fluid source ( as with steam from the accumulator in the ultimate application). Similarly, its continuous restarting ability, independent of stopping position, because of its double cylinder-volume construction, was encouragingly demonstrated as well.

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

In May 2007 our partners Doosan - Babcock delivered the prototype energy accumulator, manufactured under contract by Poole Process Equipment Ltd. to full statutory pressure vessel licensing requirements. Since then and continuously, development of the programme has been involved with installation of the facilities for the test cell and the experimental programme. These include the liquid, gas and steam supply and exhaust ducting; the comprehensive instrumentation facilities with the associated electrical and electronic connections for the sophisticated control systems required for the complete CESAR (Clean Energy Storage And Recovery) project. This comprises a main combustion engine, exhaust heat recovery components, energy accumulator and an auxiliary engine; plus the separate power absorbing dynamometers for the engines.

To augment the limited power output (170 kW) of the Wankel engines from the Mazda vehicles into the range with which the CESAR project will, initially at least, be primarily concerned, diesel engined trucks, delivery was taken in June 2007 of a Caterpillar C-15 diesel engine developing 600 kW which is now fully operational in the test cell. The main experimental programme began in September, 2007, its first phase for detailed determination of the performance of the Caterpillar engine over its full range of speed and load. This provides a data base for control system operation and detailed design of subsequent builds of the accumulator system with measurements of air and fuel rates of flow, fluid pressures, temperatures and power output all electronically logged.

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

This extended development testing and design programme will require augmented scientific and engineering manpower, estimated as a further ten professionally or technically qualified staff. To enable this necessary expansion in August 2007 arrangements were put in hand for the purchase of a neighbouring industrial unit to increase to 20,000 square feet the office and workshop space available for the programme. This was to include a large open area suited for the retrofitting of CESAR units to trucks, examples of which have already been offered by potential customers. The transaction for the acquisition of the larger facility did not complete and the Company is looking for further expansion facilities.  To date, a suitable site has not been located.  Our present location is limited in space and it may be required that the Company proceed with its development work in separate locations.  Additional space is required for simultaneous work on three (3) separate heat recovery CESAR process systems.  The first being the refrigeration system, the second being the auxiliary truck engines and the third being for auto vehicles and, specifically, for the Mazda RX 8 Project.  A larger space will be required for additional engineers and personnel for each of the aforementioned projects.  We estimate that we will require an additional seven thousand (7,000) square feet to complete our research and development work.  We intend to lease additional space and will evaluate our options when the project is in a more advanced stage.

(b)   Off-balance sheet arrangements

Not Applicable

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended, (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this quarterly report.  Based upon the foregoing, our President and our Chief Financial Officer concluded that our disclosure controls and procedures are effective and adequate for the purposes set forth in the definition in the Exchange Act rules.

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter ended November 30, 2007, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2007, we issued the following securities which were sold without registration under the Securities Act of 1933, in reliance on Section 4(2), and the provisions of Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

Date of Issuance	Issued To:	Title and Number of Shares Issued	Consideration
September 28, 2007	David William Thursfield Lion House, 15 Lypiatt Terrace Cheltenham Gloucestershire, UK GL50 2SX Mr. Thursfield is a director of the Company	250,000 Common Shares	Directors Fees
September 28, 2007	Christopher Ian Althorp-Gormlay Hoefield House, Church Lane The Leigh Gloucestershire, UK GL19 4AD Mr. Althorp-Gormlay is a member of the Company’s advisory board.	100,000 Common Shares	Advisory Committee Fees
September 28, 2007	James Edward Mason Penbra 38 High Street Eaton on the hill Stanford Lincs, UK PE9 3LN Mr. Mason is a member of the Company’s advisory board.	100,000 Common Shares	Advisory Committee Fees
October 29, 2007	Unicus Corporation 436-35th Avenue N.W., Calgary, Alberta T2K 0C1 Unicus Corporation has a director and officer in common with the Company	1,000,000 Common Shares	Private Placement @ $0.25 per Common Share
October 30, 2007	Abdul Mitha 436 – 35 Avenue NW Calgary, Alberta T2K 0C1 Mr. Mitha is a Director and Officer of the Company	3,021,586 Common Shares	Secured Convertible Debenture @ $0.50 per Common Share

All of the shares noted above were sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption there from.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

On January 2, 2008, we issued a total of 1,420,000 shares of restricted Common Shares at $0.25 per share to Unicus Corporation pursuant to the terms and conditions of a financing agreement between the Company and Unicus Corporation.  The Company was provided with financing from Unicus in the amount of $355,000.   Unicus Corporation has a director and officer in common with the Company.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January, 2008.

CLEAN POWER TECHNOLOGIES INC.

By:_/s/ Abdul Mitha_______________

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By:   /s/ Diane Glatfelter____________

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer