Form 10QSB
period 2008-02-29
CLEAN POWER TECHNOLOGIES INC.
filed 2008-04-18
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

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

.                                                         Yes [x]        No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                Yes [  ]        No [x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                      Yes ☐       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

60,685,748 common shares outstanding as of April 1, 2008

Transitional Small Business Disclosure Format:

Yes ☐        No [  ]

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Interim Consolidated Balance Sheets as of February 29, 2008 (unaudited)	F-2

Interim Consolidated Statements of Operations for the three and six months ended February 29, 2008, and February 28, 2007 and for the period May 12, 2006, (Date of Inception) to February 29, 2008 (unaudited)

F-3

Consolidated Statements of Cash Flows for the six months ended February 29, 2008, and February 28, 2007 and for the period May 12, 2006, (Date of Inception) to February 29, 2008 (unaudited)	F-4

Notes to the Interim Consolidated Financial Statements for the six months ended February 29, 2008	F-5 to F-11

Item 2. Management’s Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	6

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	6

Item 3. Defaults Upon Senior Securities	7

Item 4. Submission of Matters to a Vote of Security Holders	7

Item 5. Other Information	7

Item 6. Exhibits	7

Signatures	9

i

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

February 29, 2008

(Unaudited)

 (Stated in U.S. Dollars)

ASSETS	(unaudited) February 29,	(audited) August 31,
	2008	2007
Current
Cash	$ 337,510	$ 331,279
Accounts receivable	22,162	32,360
Prepaid expenses – Note 3	47,003	111,800

	406,675	475,439

Plant and equipment	404,614	382,928

TOTAL ASSETS	$ 811,289	$ 858,367

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 104,292	$ 54,809

Long Term Debt - Note 3	9,559	1,269,723

Total Liabilities	113,851	1,324,532

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
60,685,748 common shares as at Feb. 29, 2008 and 53,954,162 as at Aug. 31, 2007	60,686	53,954
Additional paid-in capital	5,791,794	3,088,081
Accumulated other comprehensive loss	(61,553)	(45,198)
Deficit accumulated during the development stage	(5,093,489)	(3,563,002)

Total Stockholders’ Equity (Deficiency)	697,438	(466,165)

Total Liabilities and Stockholders’ Equity	$ 811,289	$ 858,367

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended February 29, 2008 and February 28, 2007 and for the period May 12, 2006 (Date of Inception) to February 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

					May 12, 2006
	Three months ending		Six months ending		(Date of Inception)
	February 29 | February 28		February 29 | February 28		to February 29,
	2008	2007	2008	2007	2008

Expenses
Depreciation	$ 47,044	$ 19,618	$ 83,139	$ 36,207	$ 187,097
Interest – Note 3	1,324	28,515	23,560	41,970	147,537
Office and administration	181,397	96,026	500,556	169,232	976,683
Organizational costs	-	-	-	-	2,500
Professional fees	76,753	-	136,511	-	388,176
Professional fees settled with shares	-	131,518	-	156,615	633,609
Research and development	22,894	22,009	59,204	72,314	682,950
Directors fees settled with shares	-	-	250,000	-	430,000
Salaries and consulting fees	131,152	122,107	277,517	206,561	801,104
Consulting fees settled with shares	-	-	200,000	-	811,500
Compensation by stock	-	-	-	-	32,333

Net loss for the period	$ (460,564)	$ (419,793)	$ (1,530,487)	$ (682,899)	$ (5,093,489)

Other comprehensive loss:
Foreign currency translation adjustment	(28,713)	(1,668)	(16,355)	(11,315)	(61,553)

Comprehensive loss for the period	$ (489,277)	$ (421,461)	$ (1,546,842)	$ (694,214)	$ (5,155,042)

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.02)

Weighted average shares outstanding	58,990,748	45,465,615	57,535,295	45,455,440

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended February 29, 2008 and February 28, 2007 and for the period May 12, 2006 (Date of Inception) to February 29, 2008

(Unaudited)

 (Stated in U.S. Dollars)

	February 29, 2008	February 28, 2007	May 12, 2006 (Date of Inception) to February 29, 2008
Cash Flows From Operating Activities
Net loss for the period	$ (1,530,487)	$ (682,899)	$ (5,093,489)
Items not affecting cash:
Depreciation	83,139	36,207	187,097
Amortization of debt discount	8,246	-	32,940
Imputed interest	-	41,970	99,408
Professional fees paid by the issuance of shares	-	101,999	633,610
Director fees paid by the issuance of shares	250,000	-	430,000
Consulting fees paid by the issuance of shares	200,000	-	811,500
Research and development	-	-	402,000
Stock-based compensation	-	-	32,333
Changes in non-cash working capital balance related to operations:
Accounts receivable	11,744	31,535	(13,797)
Prepaid expenses	64,187	30,748	(38,771)
Accounts payable and accrued liabilities	49,918	(54,484)	90,946

Cash flows used in operating activities	(863,253)	(494,924)	(2,426,223)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(101,179)	(199,344)	(572,307)
Cash acquired from business acquisition	-	-	62,070

Cash flows used in investing activities	(101,179)	(199,344)	(510,237)

Cash Flows from Financing Activities
Issuance of common shares for cash	815,000	-	1,743,766
Due to related party	177,034	625,059	1,570,144

Cash flows provided by financing activities	992,034	625,059	3,313,910

Foreign currency translation adjustment	(21,371)	2,508	(39,940)

Increase (decrease) in cash during the period	6,231	(66,701)	$ 337,510

Cash at beginning of period	331,279	99,234	-

Cash at end of period	$ 337,510	$ 32,533	$ 337,510

Non-cash Transaction – Note 5

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended February 29, 2008

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

(c)

Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

(d)

Continuance of Operations

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 29, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $5,093,489 since its inception, has working capital of $302,383 and expects to incur further losses in the development of its business, all of which casts substantial doubt

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended February 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations – Cont’d

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

Note 2

Interim Financial Statements

While the information presented in the accompanying six months to February 29, 2008 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with Clean Power Technologies Inc.’s (the “Company”) audited consolidated financial statements for the fiscal year ended August 31, 2007.

Operating results for the six months ended February 29, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2008.

Note 3

Related Party Transactions

Included in prepaid expenses is $14,716 of prepaid rent paid to a director of Clean Power Technologies Ltd. (“CPTL”).  Rent expense of $18,122 was charged by the director for the six month period ended February 29, 2008.

During the six month period ended February 29, 2008, the Company issued 3,021,586 shares of common stock to retire debt, including accrued interest totalling $22,147 as at the date of settlement, at $0.50 per share.  The debt was due to Abdul Mitha, the Company’s President.  During the six month period ended February 29, 2008, the Company received additional cash proceeds totalling $154,887, including $1,312 in accrued interest, which amount has been recorded as long-term debt on the Company’s balance sheet.   The amount has been offset by $145,328 which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the provisions of the proceeds, which amount will be expensed over the term of the note(s) or until conversion.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended February 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 3

Related Party Transactions - Cont’d

During the six months ended November 30, 2007, a company with a director in common advanced $815,000 for operations and this amount was converted to common shares under the terms of a pre-existing agreement at $0.25 per share for a total of 3,260,000 shares.

During the six months ended February 29, 2008 the Company issued a total of 250,000 common shares to David William Thursfield, a director of the Company, as director’s fees.

Note 4

Commitments

i)

On July 26, 2006, CPTL entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL lease calls for annual rent in the amount of $36,244 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Payment

Year ending August 31, 2008	$ 18,122
Year ending August 31, 2009	$ 33,233

Total	$ 51,355

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

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended February 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – Cont’d

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

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended February 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – Cont’d

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

vi)

During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which amount £15,000 (approximately U.S. $31,000) is due upon signing the agreement.  The remaining £25,000 (approximately U.S. $51,000) is due in two payments, in July, 2007 and September 2007, respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (approximately U.S. $24,400) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.  At the date of this report the Company has remitted a total of £35,000 (approximately U.S. $70,000) with respect to the costs related to the project fee, and a further £10,500 (approximately U.S. $21,000) with respect to quarterly payment requirements.

Note 5

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended February 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 6

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statements No.141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141 (R) and FAS 160 are effective for the fiscal year beginning September 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months ended February 29, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 7

Subsequent events

On March 17, 2008, the Company entered into an agreement with steam technology specialist Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as a consultant for the further development of the Company's Clean Energy Storage and Recovery ('CESAR') technology. Under the terms of the agreement DLM will provide a preliminary study to the Company at a cost of €34,375 (approximately U.S. $52,000) payable in 3 instalments as follows:

-

25% of the total sum upon signing of the engagement;

-

25% of the total sum upon presentation of the first results but not later than three (3) months after engagement date;

-

Balance upon completion of work scope payable within 30 days of delivery of final invoice.

The Company remitted a payment of €9,000 (approximately U.S. $13,600) concurrent with the execution of the engagement.

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

 (a) Plan of Operation

Unless the context otherwise requires, the terms the “Company”, “we”, “us”, and “our” as used throughout this report refer to Clean Power Technologies Inc., a Nevada corporation, and its wholly-owned subsidiary Clean Power Technologies Limited (“CPTL”), an entity formed under the laws of the United Kingdom.  We have not generated any revenues from products, services or operations since the inception of our Company. We are a development stage company which is presently undertaking research and development on a hybrid steam engine.

Our plan of operation is to complete the research and development on our technology over the next several months and if successful, to license the technology or form partnerships for the use of the technology with any customers we may identify.

At present we do not have sufficient funds available to execute our business plan for the development of the technology.   We have to date been funded by existing working capital and by shareholder loans from one of our directors and officers.  There can be no assurance that we will be able to continue to raise the funding required to continue operations.  During the next twelve (12) months, the Company will require approximately Three Million ($3,000,000) dollars for development and operating costs, of which approximately Two Million Four Hundred Thousand ($2,400,000) dollars will be applied to research and development of the project.   As of February 29, 2008, the Company had available cash of $337,510.   The Company will need to raise approximately Two Million Seven Hundred Thousand ($2,700,000) in additional funds to meet its planned operations for the next twelve months.  There can be no assurance that the Company will be able to raise these required funds.  If the Company cannot raise the required funds then operations may cease.

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

Test work started on our generic accumulator within our test cell. This is a closed circuit test and has produced baseline results that allow development of the Wankel and Truck engine accumulator leading to a production design solution initially for the refrigeration vehicles.

Test results have shown that we can recover 40% of the lost 36% of the energy normally wasted to atmosphere through the exhaust system. We can store this energy and expand it through a single cylinder steam engine. This is the Company’s IP based on CESAR.

The Company has re-focused its development project and has made the development of the Refrigeration engines as its first Route to market product. The Company is engaged in discussions with a grocery chain in the U.S. with a view to establishing a collaborative relationship. It is expected that should the discussion prove successful, the Company will undertake the initial data gathering process from the Reefers and the existing refrigeration engines. The purpose of data collection is to develop a steam engine that will meet and it is anticipated exceed the existing performance levels of the current engines. Data collection is also needed to develop a new control system and the engine management programme.

In order to meet many challenges relating to the development of the steam technology, the Company has appointed a Swiss steam technology specialist company called Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as its outside consultant for the further development of the Company's Clean Energy Storage and Recovery ('CESAR') technology. DLM will advice and use its in-house expertise to assist and facilitate the development of the next stage in our CESAR programme of the company.  DLM has professionally qualified engineers with specialist experience. DLM will provide knowledge and experience in such areas as the design of the process to predict and analyse the heat transfer performance and issues associated with pressure losses for a range of thermal operations involving liquids and gases with and without change of phase. DLM has experience of stress analysis including pressure vessel design to European and British standards. DLM will work with the engineers of the company on a routine basis.

The company employed a CAD engineer in mid-January and work has commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The CAD Engineer is experienced in all aspects of design and development. The company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.

The Company is expecting to acquire a Kenworth truck with a refrigeration unit during the forthcoming quarter. The truck and refrigeration unit will be fitted with the Company’s first production solution for heat recovery and operation of a reefer unit.

Additional facility space is being sought to provide increased space for the test program and to accommodate an additional employment of engineers and support  staff.

The Company has an IT Specialist to manage all aspects of our data retrieval, storage and control.

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

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to in the immediately preceding paragraph that occurred during our last fiscal quarter ended February 29, 2008, that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 29, 2008, we issued the following securities which were sold without registration under the Securities Act of 1933, in reliance on Section 4(2), and the provisions of Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

Date of Issuance	Issued To:	Title and Number of Shares Issued	Consideration
January 2, 2008	Unicus Corporation 436-35th Avenue N.W., Calgary, Alberta T2K 0C1 Unicus Corporation has a director and officer in common with the Company	1,420,000 Common Shares	Private Placement @ $0.25 per Common Share
February 15, 2008	Unicus Corporation 436-35th Avenue N.W., Calgary, Alberta T2K 0C1 Unicus Corporation has a director and officer in common with the Company	840,000 Common Shares	Private Placement @ $0.25 per Common Share

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

Not Applicable

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April, 2008.

CLEAN POWER TECHNOLOGIES INC.

By:_/s/ Abdul Mitha_______________

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By:   /s/ Diane Glatfelter____________

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer