Form 10QSB
period 2008-05-31
CLEAN POWER TECHNOLOGIES INC.
filed 2008-07-14
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

65,785,748 common shares outstanding as of June 24, 2008

Transitional Small Business Disclosure Format:

Yes ☐       No [ X]

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements:

Interim Consolidated Balance Sheets as of May 31, 2008 (unaudited) and August 31, 2007	F-2

Interim Consolidated Statements of Operations for the three and nine months ended May 31, 2008, and May 31, 2007 and for the period May 12, 2006, (Date of Inception) to May 31, 2008 (unaudited)	F-3

Interim Consolidated Statements of Cash Flows for the nine months ended May 31, 2008, and May 31, 2007 and for the period May 12, 2006, (Date of Inception) to May 31, 2008 (unaudited)	F-4

Notes to the Interim Consolidated Financial Statements for the nine months ended May 31, 2008 (unaudited)	F-5 to F-15

Item 2. Management’s Discussion and Analysis or Plan of Operation	2

Item 3. Controls and Procedures	4

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	5

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	5

Item 3. Defaults Upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	7

Item 6. Exhibits	8

Signatures	11

i

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

(Unaudited)

(Stated in US Dollars)

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

ASSETS	(unaudited) May 31,	(audited) August 31,
	2008	2007

Current
Cash	$ 16,139	$ 331,279
Amounts receivable	10,962	32,360
Prepaid expenses – Note 3	20,199	111,800

	47,300	475,439

Plant and equipment	396,470	382,928

	$ 443,770	$ 858,367

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 169,162	$ 54,809
Wages payable – related party Stock option liability – Note 5	41,667 87,952	- -
	298,781	54,809

Long-Term Debt - Note 3	31,844	1,269,723

Total Liabilities	330,625	1,324,532

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
65,185,748 common shares as at May 31, 2008 and 53,954,162 as at Aug. 31, 2007 – Note 3	65,186	53,954
Additional paid-in capital	8,871,841	3,088,081
Accumulated other comprehensive loss	(76,151)	(45,198)
Deficit accumulated during the development stage	(8,747,731)	(3,563,002)

113,145		(466,165)

$ 443,770		$ 858,367

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2008 and May 31, 2007 and for the period May 12, 2006 (Date of Inception) to May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

					May 12, 2006
	Three months ending		Nine months ending		(Date of Inception)
	May 31 | May 31		May 31 | May 31		to May 31,
	2008	2007	2008	2007	2008

Expenses
Depreciation and amortization Amortization, stock option benefit – Note 5	$47,389 87,952	$ 27,527	$130,528 87,952	$ 63,734 -	$234,486 87,952
Interest – Note 3	3,088	24,494	26,648	66,464	150,625
Office and administration	255,324	111,856	755,880	281,089	1,232,007
Organizational costs	-	-	-	-	2,500
Professional fees	76,572	584,864	213,082	741,479	464,747
Professional fees settled with shares	-	-	-	-	633,609
Research and development	23,695	33,148	82,899	105,461	706,645
Directors fees settled with shares	-	180,000	250,000	180,000	430,000
Salaries and consulting fees	235,223	110,017	512,740	316,578	1,036,327
Salaries/Consulting fees settled with shares	2,925,000	611,500	3,125,000	611,500	3,736,500
Compensation by stock	-	-	-	-	32,333
Net income (loss) for the period	$(3,654,243)	$(1,683,406)	$(5,184,729)	$(2,366,305)	$ (8,747,731)
Other comprehensive loss:
Foreign currency translation adjustment	(14,598)	3,746	(30,953)	(7,570)	(76,151)

Comprehensive income (loss) for the period	$(3,668,841)	$ (1,679,660)	$ (5,215,682)	$(2,373,875)	$ (8,823,882)

Basic and diluted loss per share	$ (0.06)	$ (0.04)	$ (0.09)	$ (0.05)

Weighted average shares outstanding	61,935,748	46,448,021	58,980,431	45,789,937

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2008 and May 31, 2007 and

for the period May 12, 2006 (Date of Inception) to May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

	Nine months	Nine months	May 12, 2006
	ended	ended	(Date of
	May 31,	May 31,	Inception) to
	2008	2007	May 31, 2008

Cash Flows From Operating Activities
Net loss for the period	$ (5,184,729)	$(2,366,305)	$ (8,747,731)
Items not affecting cash:
Depreciation Amortization, stock option benefit – Note 5	103,085 87,952	63,734 -	207,043 87,952
Imputed interest	-	41,970	99,408
Accrued interest	27,443	23,583	52,137
Research and development	-	-	402,000
Professional fees	-	633,610	633,610
Consulting fees	-	611,500	611,500
Directors fees	-	180,000	180,000
Stock-based compensation	3,375,000	-	3,407,333
Changes in non-cash working capital balance related to operations:
Amounts receivable	20,790	43,376	(4,751)
Prepaid expenses	90,824	(111,289)	(12,134)
Accounts payable and accrued liabilities	156,573	(50,463)	197,601

Cash flows used in operating activities	(1,323,062)	(930,284)	(2,886,032)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(123,483)	(221,625)	(594,611)
Cash acquired from business acquisition	-	-	62,070

Cash flows used in investing activities	(123,483)	(221,625)	(532,541)

Cash Flows from Financing Activities
Investor deposits	-	10,000	-
Issuance of common shares for cash	815,000	450,000	1,743,766
Due to related party	339,669	837,431	1,732,779

Cash flows provided by financing activities	1,154,669	1,297,431	3,476,545

Foreign currency translation adjustment	(23,264)	(1,645)	(41,833)

Increase (decrease) in cash during the period	(315,140)	143,877	16,139

Cash at beginning of period	331,279	99,234

Cash at end of period	$ 16,139	$ 243,111	$ 16,139

SEE ACCOMPANYING NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 1

Nature and Continuance of Operations

(a)

Organization

Clean Power Technologies Inc., (the “Company”) was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language.  On June 13, 2006, the Company changed its name to Clean Power Technologies Inc.

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly owned subsidiary.

The Company is developing a project for a gas/steam or diesel/steam hybrid technology, and has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited (“CPTL-UK”), a company based in, and incorporated under the laws of the United Kingdom on May 10, 2006.  The Company conducts all of its research and development through CPTL-UK.

The Company’s fiscal year-end is August 31.

(b)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries CEPS and CPTL-UK.  All inter-company transactions have been eliminated.

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

(d)

Continuance of Operations

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $8,747,731 since its inception, has negative working capital of $251,481 and expects to

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 1. (d) Continuance of Operations (continued)

incur further losses in the development of its business. The Company has closed a financing of  $2,000,000 subsequent to the date of this report.   The funding is more particularly described under subsequent events.

Note 2

Interim Financial Statements

While the information presented in the accompanying nine months to May 31, 2008 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended August 31, 2007.

Operating results for the nine months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2008.

Note 3

Related Party Transactions

Included in prepaid expenses is $4,446 of prepaid rent paid to a director of Clean Power Technologies Ltd. (“CPTL”).  Rent expense of $26,770 was charged by the director for the nine month period ended May 31, 2008.

During the nine month period ended May 31, 2008, the Company issued 3,021,586 shares of common stock to retire debt, including accrued interest totalling $22,147 as at the date of settlement, at $0.50 per share.  The debt was due to Abdul Mitha, the Company’s President.  During the nine month period ended May 31, 2008, the Company received additional cash proceeds totalling $317,522, including $4,400 in accrued interest, which amount has been recorded as long-term debt on the Company’s balance sheet.   The amount has been offset by $285,678 which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the provisions of the proceeds, which amount will be expensed over the term of the note(s) or until conversion.

During the nine months ended May 31, 2008, a company with a director in common advanced $815,000 for operations and this amount was converted to common shares under the terms of a pre-existing agreement at $0.25 per share for a total of 3,260,000 shares.

During the nine months ended May 31, 2008 the Company issued a total of 250,000 common shares to David William Thursfield, a director of the Company, as director’s fees.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 3

Related Party Transactions - Cont’d

On May 22, 2008, the Board of Directors approved an Employment Agreement (the “Agreement”) with Mr. Abdul Mitha, a director and executive officer of the Company.  Under the terms of the Agreement, the Company must employ Mr. Mitha until July 1, 2014, unless sooner terminated, with the provision of extending the term for an additional five (5) years upon mutual agreement between the Company and Mr. Mitha.  The Company has agreed to compensate Mr. Mitha with an annual base salary of $500,000 during the first year of the initial term, with annual increases of 20% per year thereafter during the term of the Agreement, payable in consistent payroll instalments. The Company has also agreed to increase Mr. Mitha’s base salary to $750,000 when the Company generates in excess of $1,000,000 and up to $5,000,000 in gross revenue.  In the event that the Company is unable to pay the base salary in cash to Mr. Mitha, the Company is required to provide compensation within ninety (90) days by way of restricted shares of common stock, issued at $0.50 per share.  Mr. Mitha is entitled to receive bonus payments or incentive compensation, as may be determined by the Board of Directors of the Company, relating to various share issuances and stock incentive compensation as outlined in the Agreement.  Mr. Mitha is also entitled to participate in all stock option plans of the Company in effect during the term of employment. The Company shall take all action reasonably requested by the Executive to permit any cashless exercise of the options as permitted under the Company’s Stock Option Plan. The Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement.  The options vest immediately upon issuance and these option shares shall be exercisable by Mr. Mitha within 5 years from the date of such options becoming due and exercisable.  As compensation for the services provided by Mr. Mitha to the Company from April 27, 2004 through the date of the Agreement, the Company has agreed to give Mr. Mitha 4,000,000 shares of the Company’s restricted common stock. The shares were valued during the quarter at the closing price of the Company’s common stock on the effective date of the Agreement, May 1, 2008, or $0.65 per share for a total of $2,600,000 which amount has been expensed. The shares were subsequently issued to Mr. Mitha on June 10, 2008, but have been included in shares issued and outstanding during the quarter as a result of the effective date of the Agreement.   As at May 31, 2008, an amount totalling $41,666 has accrued to Mr. Mitha for his monthly salary obligation for May 2008.

Note 4

Commitments

i)

On July 26, 2006, CPTL entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL lease calls for annual rent in the amount of $36,244 (£18,000) plus applicable taxes, and is payable quarterly.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments - Cont’d

CPTL is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Payment

Year ending August 31, 2008	$ 8,923
Year ending August 31, 2009	$ 33,233

Total	$ 42,156

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

Should development costs exceed US$400,000, then the Partner has the option to either receive cash reimbursement of the amount in excess of US$400,000 or to receive additional shares of the Company at a price to be negotiated.  Should the Company be unable to reimburse the Partner on any call for reimbursement as

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – Cont’d

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

The Company will provide an additional 100,000 restricted common shares to Doosan, which shall be used at their discretion to reward any of their employees who have helped in the development of the technologies project.

iv)

On January 4, 2007, the Company executed an Investment Agreement and a Registration Rights Agreement with the Dutchess Private Equities Fund Ltd. (“Dutchess”).  Under the terms of these agreements, Dutchess has extended an equity line of credit of up to $10,000,000 to be taken down at the Company’s election, either a) 200% of the average US daily volume of the common shares for the 10 trading days prior to the put notice date multiplied by the average of the three daily closing bid prices immediately preceding the put date or b) $250,000 upon the registration of the initial amount of 10,000,000 common shares by the Company which will be used for the draw down of funds.  The registration statement, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”), provides for the offering of securities on a continuing basis.  The agreement further calls for the Company to pay a 1% fee to a registered broker dealer to a maximum of $10,000 on each draw down of funds under the Investment Agreement.  The Company retained legal counsel to prepare the registration statement on Form SB-2 which was filed during the quarter ending May 31, 2007.  The registration statement was declared effective by the U.S. Securities and Exchange Commission on April 11, 2007.  As at the date of this quarterly report, the Company has not drawn down any funds under the equity line.  Pursuant to the terms of a financing described in subsequent events, the Company is requested to terminate the Investment Agreement and Registration Rights Agreement with Dutchess.

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

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 4

Commitments – Cont’d

2.

$166,666 in cash upon the effectiveness of the Registration Statement to be paid as follows:  $15,000 upon signing of the agreement and $10,000 per month commencing 120 days from the date of effectiveness until such time as the cash amounts are settled in full.  Gersten Savage invoices the Company monthly for the cash portion of the agreement.  As at May 31, 2008, a total of $145,000 in cash payments have been remitted to Gersten Savage in accordance with the agreement.

vi)

During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which amount £15,000 (approximately U.S. $31,000) is due upon signing the agreement.  The remaining £25,000 (approximately U.S. $51,000) was due in two payments, in July, 2007 and September 2007, respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (approximately U.S. $24,400) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.  At the date of this quarterly report the Company has remitted a total of £35,000 (approximately U.S. $70,000) with respect to the costs related to the project fee and a further £10,500 (approximately U.S. $21,000) with respect to quarterly payment requirements. The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.  As at May 31, 2008 a total of £15,500 (approximately U.S. $31,000) remains payable to Abchurch under the former and revised contract which amount is included in accounts payable.

vii) On March 17, 2008, the Company entered into an agreement with steam technology specialist Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as a consultant for the further development of the Company's Clean Energy Storage and Recovery ('CESAR') technology. Under the terms of the agreement DLM will provide a preliminary study to the Company at a cost of €34,375 (approximately U.S. $52,000) payable in 3 instalments as follows:

-

25% of the total sum upon signing of the engagement;

-

25% of the total sum upon presentation of the first results but not later than three (3) months after engagement date; and

-

Balance upon completion of work scope payable within 30 days of delivery of final invoice.

The Company remitted a payment of €9,000 (approximately U.S. $13,600) concurrent with the execution of the engagement.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 5

Stock based compensation

Issuance of stock options

On May 22, 2008, the Board of Directors approved an Employment Agreement (the “Agreement”) with Mr. Abdul Mitha, a director and executive officer of the Company (refer to Note 3 above).  Under the terms of the Agreement, the Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an  exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement  The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.   Further under the terms of the Agreement, all options issued to Mr. Mitha in accordance with the Agreement shall become immediately exercisable as to 100% of the shares of Common Stock not otherwise vested upon any termination of employment.

Following is a table outlining the number of options required to be granted as fully vested under the Agreement at each anniversary date and the term of said options:

Date	Number of options	Expiry date
May 1, 2009	1,000,000	April 30, 2014
May 1, 2010	1,000,000	April 30, 2015
May 1, 2011	1,000,000	April 30, 2016
May 1, 2012	1,000,000	April 30, 2017
May 1, 2013	1,000,000	April 30, 2018
May 1, 2014	1,000,000	April 30, 2019
	6,000,000

For financial reporting purposes, the Company has relied on the guidance provided in FASB 123R and has valued the options over 1,2,3,4,5 and 6 years at inception (May 1, 2008) applying variable accounting. The fair value of the shares will be recalculated at each reporting date using an exercise price of the preceding 90 days applying Volume Weighted Average Pricing (VWAP). The value attributable to the vested portion of each tranche will be amortized over its requisite period, with a final value being calculated on the grant date for each tranche applying the 90 day VWAP immediately preceding the actual date of grant. Additionally, we have not applied a forfeiture rate to these shares as under the terms of the Agreement the shares are guaranteed to become fully vested.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 5

Stock based compensation (Cont’d)

Issuance of stock options (cont’d)

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	t (years)	Volatility	Value
$ 0.65	$ 0.80	3.78%	5/1/2008	5/1/2014	3.0014	103.14%	$0.40
$ 0.65	$ 0.80	3.78%	5/1/2008	5/1/2015	3.5014	103.14%	$0.42
$ 0.65	$ 0.80	3.78%	5/1/2008	5/1/2016	4.0027	103.14%	$0.45
$ 0.65	$ 0.80	3.78%	5/1/2008	5/1/2017	4.5027	103.14%	$0.47
$ 0.65	$ 0.80	3.78%	5/1/2008	5/1/2018	5.0027	103.14%	$0.49
$ 0.65	$ 0.80	3.78%	5/1/2008	5/1/2019	5.5027	103.14%	$0.50

The fair value of the vested portion of options granted during the 9 months ended May 31, 2008 totals $87,952 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The following table summarizes details of the vesting schedule and associated fair value calculations:

Option Grant date	Option Qty	Fair Market Value as at May 31, 2008	Amortization Term (In months)	Amortized value as at May 31, 2008
May 1, 2009	1,000,000	$ 396,635	12	$ 33,053
May 1, 2010	1,000,000	$ 423,779	24	$ 17,657
May 1, 2011	1,000,000	$ 447,346	36	$ 12,426
May 1, 2012	1,000,000	$ 467,867	48	$ 9,747
May 1, 2013	1,000,000	$ 485,909	60	$ 8,099
May 1, 2104	1,000,000	$ 501,854	72	$ 6,970
	6,000,000	$ 2,723,390		$ 87,952

Issuance of stock awards

During the quarter ended May 31, 2008, the Company issued stock awards totalling 500,000 shares to arm’s length third parties under its 2007 Stock Option and Award plan as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the issue date, April 17, 2008, or $0.65 per share, for a total of $325,000 which amount has been expensed.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 6

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

Note 7

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This new standard is intended to improve financial

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 7

Recently Issued Accounting Pronouncements (Cont’d)

reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

Note 8

Subsequent Events

Subsequent to the quarter the Company issued a further stock award to an arm’s length third party in lieu of consulting fees for a total of 600,000 shares of which 500,000 vest immediately and 100,000 vest at the election of the plan administrator.

On July 2, 2008, the Company filed its Definitive Information Statement on Schedule14C announcing that the board of the Company and the stockholders of the Company holding a majority of the outstanding shares of Common Stock of the Company approved amendments to the Articles of Incorporation to increase the Company’s authorized capital from 75,000,000 shares of Common Stock to 350,000,000 shares if Common Stock and to establish 200,000,000 shares of preferred stock consisting of 100,000,000 shares of Class “A” Preferred Stock and 100,000,000 shares of Class “B” Preferred Stock.  The amendment to the Articles of Incorporation is expected to occur on or about July 27, 2008.

On July 11, 2008 the Company closed  a financing  of $2,000,000 pursuant to the terms of a working capital financing negotiated with The Quercus Trust.  The terms of the financing are as follows:   a minimum of $2,000,000 of a maximum of  up to $5,000,000 funded by way of the initial purchase of 20 units, to raise a total of $2,000,000 each consisting of a Senior Secured Convertible Debenture (the “Debenture”) with the principal amount of $100,000, bearing an interest rate of  eight  percent (8%) per annum payable annually in cash or common stock of the Company.  Interest payable in common stock shall be valued at the volume weighted average price per share of common stock as quoted on Bloomberg, LP for ten (10) days prior to the due date for the interest.  The security for the Debentures is a first priority interest in all of the Company’s and its subsidiaries’ assets, excluding accounts receivable, inventory, raw materials and work-in-process and any proceeds therefrom.  Further, the Company was required to pledge the shares of its wholly owned subsidiary, CPTL – UK.  The Debenture shall rank senior to all other indebtedness of the Company.  The Debentures may be converted at the option of the holder, in whole or in part, at the earlier of twelve (12) months after the original issuance date, or upon an effective registration, into shares of common stock at a conversion price of $0.35 per common share.   For a period of up to twelve (12) months after the closing the Company may redeem the Debentures at 120% of face value.

CLEAN POWER TECHNOLOGIES INC.

(A Development Stage Company)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Nine Months ended May 31, 2008

(Unaudited)

(Stated in U.S. Dollars)

Note 8

Subsequent Events (continued)

During the twelve (12) month period prior to conversion the investor agrees not to pledge, hypothecate, loan or enter into short sales or other hedging transactions with broker-dealers or other financial institutions.  The Company is required to issue two (2) classes of warrants, Class A warrants which shall be equal to 75% of the principal amount of the Debenture convertible at $0.60 per share and Class B warrant which shall be equal to 50% of the principal amount of the Debentures exercisable at $0.80 per share.  The Class A and Class B Warrants shall be exercisable no sooner than twelve (12) months after the final closing date of the transaction (the “Restricted Period).    The investor may exercise up to the aggregate of twenty-five (25%) of its warrants in  the six month period following the Restricted Period.  The investor shall be free to exercise the balance of its warrants thereafter.  The Class A and Class B warrants shall expire five years from the date of issuance.   The warrants will have anti-dilution protection (including “full ratchet” price protection from future issuance of stock), exclusive of the conversion of the Debentures and certain other  excluded stock issuances, or securities convertible or exercisable for shares of common stock below $0.60 per share.  The Company is required to file a registration statement on  Form S-1 covering the common stock underlying the Debenture and the warrants within 90 days from the closing (July 11, 2008) and will pay to the investor one (1%) in cash or stock of the face amount of the debentures for every thirty (30) day, or portion thereof, that the registration statement is not filed.

For any debt, equity or equity linked private financing consummated with twelve (12) months after the Closing, the holder of the Debenture shall have a pro-rata right to purchase all or a part of the private financing on the same terms and conditions, and the holder of the Debenture shall be precluded from converting its debentures or exercising its warrants until the holder has either agreed to match the terms of the said financing or five (5) days after the rejection by the holder,  whichever shall occur later.  The investors shall have five (5) trading days to respond to a signed and accepted term sheet by the Company.  The investor may exchange any remaining Debentures and  warrants for the stated value for the securities in such other Company financing conducted by the Company.

The investors may exchange any remaining Debentures and Class A and Class B warrants at their stated value for securities in any other financing conducted by the Company.  In the event of a change of control transaction, the investors may elect to have the Debenture redeemed by the Company at 110% of the outstanding Debenture principal plus all accrued interest.  The Company may satisfy the redemption in cash or common shares at the Company’s option.

The Company has agreed to pay a placement agent fee of $160,000 and will issue total of 342,857 Class A warrants to exercisable at $0.60 per share of common stock and 228,571 Class B warrants exercisable at $0.80 per share of common stock , plus the reasonable legal cost of the investor’s counsel and the cost of the transaction up to an amount of $25,000.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

This current quarterly report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and notes thereto appearing elsewhere herein.

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

Our Company is committed to developing hybrid fuel technology and alternative fuel for a range of vehicles, including locomotives, heavy trucks and light cars.  The Company’s proprietary technology significantly reduces pollution through its Clean Energy Storage and Recovery (CESAR) system, which takes otherwise wasted heat from the exhaust of a conventional combustion engine and modifies it through a heat recovery system to generate clean power for vehicles.

The Company operates out of its development facilities in Newhaven, East Sussex.

In 2006, testing of the CESAR system began on a Mazda RX8 passenger vehicle engine, with trials on a second identical engine commencing later that year.  In June 2007, testing also began on a Caterpillar C18 diesel engine to explore applications, such as auxiliary power and trailer refrigeration, within the industrial vehicle and truck industries.  Testing on the CESAR process began in late October 2007, with initial results recording a 40% improvement in fuel efficiency.

Our CESAR technology is designed to increase vehicle fuel economy and reduce emissions by capturing, storing and reusing otherwise wasted heat from the exhaust of a conventional combustion engine.  A heat exchanger captures waste energy, which is then stored in the form of steam in an accumulator, for ‘on demand’ use either in the same ‘primary’ engine, or in a secondary vapour engine.  Power can be produced solely by the secondary vapour engine even after the primary combustion engine has shut down.  Our CESAR system can be used to power auxiliary truck systems, such as trailer refrigeration and cab coiling or heating, in regulatory ‘no idle’ or ‘quiet’ zones.  In additional to initial truck applications, CESAR can be further applied in our well developed passenger car programmed in addition to having longer term potential in the locomotive and marine sectors.

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in a commercial application in mid 2010.  If successful, we intend to license the technology or form partnerships for the use of the technology with any customers we may identify.

 We have to date been funded by existing working capital and by shareholder loans from one of our directors and officers.  During the next twelve (12) months, the Company will require approximately three million ($3,000,000) dollars for development and operating costs, of which approximately two million four hundred thousand ($2,400,000) dollars will be applied to research and development of the project.   As of May 31, 2008, the Company had available cash of $16,139 as compared to available cash of $331,279 at August 31, 2007.   The Company will need to raise approximately three million ($3,000,000) in additional funds to meet its planned operations for the next twelve months.  There can be no assurance that the Company will be able to raise these required funds.  If the Company cannot raise the required funds then operations may cease.

The Company is currently negotiating to raise up to five million ($5,000,000) by way of convertible debentures.   On July 11, 2008, the Company closed the amount of two million ($2,000,000).   Under the terms of the agreement the Company can raise an additional three million ($3,000,000) from one or more investors. At this time, the Company cannot say with certainty whether they will be successful in raising the addition three million ($3,000,000).  The Company believes that with the closing of the two million ($2,000,000), it will be able to continue operations for the next twelve months as it believes that it will be able to raise any additional required capital by way of equity or shareholder loans.

We believe that we have validated the theoretical predictions that were the foundation of the CESAR system. A substantial development component of the programme has now commenced and will require appropriate augmentation of the engineering team, which the Company intends to augment over this coming calendar year. This is essential for design studies of potential applications of the total system and will commence using the empirical data revealed by the research programme. These applications include using the CESAR system to provide refrigeration power for trucks when the main combustion engine is shut down, with a target of road testing an especially directed system in late 2008. Further applications include provision of auxiliary power derived at low recurrent cost from the exhaust heat of combustion engines for other transportation areas, including lighter vehicles than trucks and heavier in the form of railway locomotives. There is also a promising application in marine applications, not excluding commercial vessels but particularly attractive for pleasure craft with their heavy requirement for auxiliary electrical power when not under way.

For the lighter design of the CESAR system, for vans and passenger cars for example, a substantial repetition of all the phases of the test programme commenced in Spring 2008 using a smaller multi-cylinder reciprocating engine or a Wankel engine to replace the current Caterpillar C-15 engine. This will require appropriate and novel valve designs which are currently in hand to control the fuel and vapour flows. This second programme would provide design support for all components of the CESAR saturated liquid energy accumulator system with a target of road testing such a vehicle one year later, in late summer 2009.

In order to meet many challenges relating to the development of the steam technology, the Company has appointed a Swiss steam technology specialist company called Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as its outside consultant for the further development of the Company's Clean Energy Storage and Recovery ('CESAR') technology. DLM will advise and use its in-house expertise to assist and facilitate the development of the next stage in our CESAR programme of the Company.  DLM has professionally qualified engineers with specialist experience. DLM will provide knowledge and experience in such areas as the design of the process to predict and analyse the heat transfer performance and issues associated with pressure losses for a range of thermal operations involving liquids and gases with and without change of phase. DLM has experience of stress analysis including pressure vessel design to European and British standards. DLM will work with the engineers of the company on a routine basis.  We intend to continue this development over the next twelve months.

The Company employed a CAD engineer in mid-January and work has commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The CAD Engineer is experienced in all aspects of design and development. The Company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.

In early May 2008, the Company agreed to acquire additional space in Newhaven, UK, to accommodate its corporate office and expanding test cell facility.  The Company is currently finalizing the terms of the lease agreement.

The Company has begun a twin track process to design a new refrigeration engine for reefers, while holding collaborative discussions with major North American fleet operators.  The Company recently signed a memorandum of understanding (“MOU”) with one of the USA’s largest grocery chains, under which the Company will use a refrigerated vehicle for data collection on a range of duty cycles from early June and the first initial phase is expected to last approximately two weeks.  Representatives from the Company are working in Calgary, Alberta to begin the process of data collection.  This will be an off site data collection process in order to validate test results which will be collected in our test cell.

The Company anticipates that a newly designed reefer engine will be ready for road testing by early 2009.  Following a six month road trial and analysis, the Company expects to submit the CESAR technology for regulatory approval under various jurisdictions worldwide, achieving commercialization during the first half of 2010.

Although the Company remains focused on completing this US reefer project on schedule, there is significant interest in its steam hybrid technology for broader applications (including automotive, marine and military) in a wide range of countries.  The Company continues to respond to these expressions of interest and will pursue opportunities which may arise and which management believes to be in the best interests of the Company.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during the three months ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2008, we issued the following securities which were issued without registration under the Securities Act of 1933, in reliance on Section 4(2), and the provisions of Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Gordon Mak 48 Panorama Hills Mnr NW Calgary, AB T3K 5K7	250,000 Common Shares	Consulting Fees
Richard Schmidt 2627 Laurel Crescent SW Calgary, AB T3E 6B4	250,000 Common Shares	Consulting Fees

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

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual General Meeting of Shareholders was held on May 15, 2008, at which the following items were voted upon:

a)

The shareholders fixed the number of directors for the ensuing year at five (5) and that the board of directors be granted the authority to fill any remaining board positions after the election of directors at the Annual Meeting.

Voting Results	For	Against	Abstain
To fix the number of directors at five (5) and to authorize the Board of Directors to fill any vacancies.	32,136,960	0	0

b)

The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	For	Against	Abstain
Abdul Mitha	32,136,960	0	0
Diane Glatfelter	32,136,960	0	0
Michael Burns	32,136,960	0	0
Robert Bayley	32,136,960	0	0
Peter J. Gennuso	32,136,960	0	0

c)

The shareholders ratified the appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors for the fiscal year 2007.

Voting Results	For	Against	Abstain
To appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors	32,136,960	0	0

d)

The shareholders approved the 2008 Stock Option and Stock Award Plan (the “Plan”) of up to 2,500,000 shares of the Company’s common stock in the form of stock options and stock awards as compensation to employees, officers, directors and/or consultants of the Company.

Voting Results	For	Against	Abstain
To approve the 2008 Stock Option and Stock Award Plan	32,136,960	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

ITEM 5.

OTHER INFORMATION

On June 9, 2008, the Company issued a total of 4,000,000 shares of restricted Common Stock to Abdul Mitha pursuant to the terms and conditions of an Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.

On June 12, 2008, the Company issued 600,000 shares of restricted Common Stock to Bradley Consulting Group in lieu of consulting fees.

On July 2, 2008, the Company filed its Definitive information Statement 14C announcing that the board of directors of the Company and the stockholders of the company holding a majority of the outstanding shares of Common Stock of the Company approved amendments to the Articles of Incorporation to increase the Comapny’s authorized capital from 75,000,000 shares of Common Stock to 350,000,000 shares of Common Stock and to establish 200,000,000 shares of perferred stock consisting of 100,000,000 shares of Class “A” Preferred Stock and 100,000,000 shares of Class”B” Preferred Stock.  The amendment to the articles of incorporation is expected to take place on or about July 27, 2008.

On July 11, 2008 the Company closed  a financing  of $2,000,000 pursuant to the terms of a working capital financing negotiated with The Quercus Trust.  The terms of the financing are as follows:   a minimum of $2,000,000 of a maximum of  up to $5,000,000 funded by way of the initial purchase of 20 units, to raise a total of $2,000,000 each consisting of a Senior Secured Convertible Debenture (the “Debenture”) with the principal amount of $100,000, bearing an interest rate of  eight  percent (8%) per annum payable annually in cash or common stock of the Company.  Interest payable in common stock shall be valued at the volume weighted average price per share of common stock as quoted on Bloomberg, LP for ten (10) days prior to the due date for the interest.  The security for the Debentures is a first priority interest in all of the Company’s and its subsidiaries’ assets, excluding accounts receivable, inventory, raw materials and work-in-process and any proceeds therefrom.  Further, the Company was required to pledge the shares of its wholly owned subsidiary, CPTL – UK.  The Debenture shall rank senior to all other indebtedness of the Company.  The Debentures may be converted at the option of the holder, in whole or in part, at the earlier of twelve (12) months after the original issuance date, or upon an effective registration, into shares of common stock at a conversion price of $0.35 per common share.   For a period of up to twelve (12) months after the closing the Company may redeem the Debentures at 120% of face value.

During the twelve (12) month period prior to conversion the investor agrees not to pledge, hypothecate, loan or enter into short sales or other hedging transactions with broker-dealers or other financial institutions.  The Company is required to issue two (2) classes of warrants, Class A warrants which shall be equal to 75% of the principal amount of the Debenture convertible at $0.60 per share and Class B warrant which shall be equal to 50% of the principal amount of the Debentures exercisable at $0.80 per share.  The Class A and Class B Warrants shall be exercisable no sooner than twelve (12) months after the final closing date of the transaction (the “Restricted Period).    The investor may exercise up to the aggregate of twenty-five (25%) of its warrants in the six month period following the Restricted Period.  The investor shall be free to exercise the balance of its warrants thereafter.  The Class A and Class B warrants shall expire five years from the date of issuance.   The warrants will have anti-dilution protection (including “full ratchet” price protection from future issuance of stock), exclusive of the conversion of the Debentures and certain other excluded stock issuances, or securities convertible or exercisable for shares of common stock below $0.60 per share.  The Company is required to file a registration statement on Form S-1 covering the common stock underlying the Debenture and the warrants within 90 days from the closing (July 11, 2008) and will pay to the investor one (1%) in cash or stock of the face amount of the debentures for every thirty (30) day, or portion thereof, that the registration statement is not filed.

For any debt, equity or equity linked private financing consummated with twelve (12) months after the Closing, the holder of the Debenture shall have a pro-rata right to purchase all or a part of the private financing on the same terms and conditions, and the holder of the Debenture shall be precluded from converting its debentures or exercising its warrants until the holder has either agreed to match the terms of the said financing or five (5) days after the rejection by the holder,  whichever shall occur later.  The investors shall have five (5) trading days to respond to a signed and accepted term sheet by the Company.  The investor may exchange any remaining Debentures and warrants for the stated value for the securities in such other Company financing conducted by the Company.

The investors may exchange any remaining Debentures and Class A and Class B warrants at their stated value for securities in any other financing conducted by the Company.  In the event of a change of control transaction, the investors may elect to have the Debenture redeemed by the Company at 110% of the outstanding Debenture principal plus all accrued interest.  The Company may satisfy the redemption in cash or common shares at the Company’s option.

The Company has agreed to pay a placement agent fee of $160,000 and will issue total of 342,857 Class A warrants to exercisable at $0.60 per share of common stock and 228,571 Class B warrants exercisable at $0.80 per share of common stock, plus the reasonable legal cost of the investor’s counsel and the cost of the transaction up to an amount of $25,000.  The Company will file at Form 8K with all relevant documents subsequent to this filing.

ITEM  6.

EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed on March 15, 2004

3.3	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
3.4	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed on October 19, 2006
10.4	Stock Option and Stock Award Plan approved by the Board of Directors	Incorporated by reference to our Form SB-2 registration statement filed on March 23, 2007
10.5	Investment Agreement, dated as of January 18, 2007 by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
10.6	Registration Rights Agreement dated as of January 18, 2007, by and between Clean Power Technologies, Inc. and Dutchess Private Equities Fund, L.P.	Incorporated by reference to our Form 8-K filed on January 24, 2007
10.7	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed on June 20, 2007
10.8	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed on May 28, 2008
16.1	Letter regarding Change in Certifying Accountant dated June 4, 2007	Incorporated by reference to our Form 8-K filed on June 4, 2007

22.1	Notice of Proposal for approval of agreement and plan of merger, forward split and name change	Incorporated by reference to our Schedule 14C filed on May 18, 2006
22.2	Notice of majority shareholder approval to increase authorized capital and establish two series of preferred shares.	Incorporated by reference to our Definative Schedule 14C filed on July 2, 2008.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of July, 2008.

CLEAN POWER TECHNOLOGIES INC.

By:/s/ Abdul Mitha

Name: Abdul Mitha

Title: President/CEO, principal executive officer

By:   /s/ Diane Glatfelter

Name: Diane Glatfelter

Title: Chief Financial Officer, principal financial officer