Form 10-K
period 2008-09-30
CLEAN POWER TECHNOLOGIES INC.
filed 2008-11-19
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

 [ X ]     ANNUAL REPORT UNDER  SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

 [  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number        000-51716

CLEAN POWER TECHNOLOGIES INC.
 (Exact name of registrant as apecified in its charter)

Nevada	98-0413062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

436 35th Ave N.W., Calgary, Alberta	T2K 0C1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (403) 277 2944

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes     [ ]       No   [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act
Yes     [ ]       No   [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
1. Yes    [X]    No   [   ]
                2. Yes  [X]    No   [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12-2 of the Exchange Act.

Large accelerated filer  ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐                                                                                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     [ ]       No   [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of October 31, 2008 the aggregate market value of voting common stock held by non-affiliates of the registrant is $35,128,176.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST 5 YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes     [  ]       No   [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date.

As of October 31, 2008, the Issuer had a total of 66,042,748 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM  1.                      BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2008, that are not purely historical statements are forward –looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language.  On June 13, 2006, the Company changed its name to Clean Power Technologies Inc. (the “Company”, “we”, “our”, or “us”).

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly-owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI private”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI private  is developing a project for a gas/steam or diesel/steam hybrid technology. CPTI private has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in Great Britain and incorporated on May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI private entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights. CPTI private and CEPS merged on June 20, 2006 with CEPS being the surviving entity. On July 10, 2006 CEPS became a wholly-owned subsidiary of the Company when the stockholders of CPTI private tendered their remaining shares.

CORPORATE OVERVIEW

We presently have two subsidiaries, Clean Energy and Power Solutions Inc. (“CEPS”), which is a wholly owned subsidiary of the Company, and Clean Power Technologies Ltd. (“CPTL”), which is a wholly owned subsidiary of CEPS.  We undertake all of our business operations indirectly through our wholly owned U.K. subsidiary, CPTL. These operations are presently focused on the research and development of our technology, a steam hybrid engine.

PRINCIPAL PRODUCTS OR SERVICES AND THEIR MARKETS

Our original business plan called for the development of two vehicles to demonstrate our steam engine technology.  In November 2007, after substantive testing of our technology, we  made a determination to redirect our research and development efforts.

Throughout the preceding fiscal year, the Company carried out numerous tests on the accumulator that was provided by Doosan Babcock. After intensive testing, we believed that we had validated the theoretical predictions that were the foundation of the CESAR system. However the tests results also raised engineering issues which basically arose out of the design of the accumulator. As the accumulator was too wasteful of heat, with all the 70 litres of water to be heated and with its size it clearly could not be accommodated in any vehicle. It was decided to go for quick heat as in steam cars. It followed then that a burner was required to supplement the heat at tick over but we knew that there was sufficient heat available at cruise and also that a bypass was required on hill climbing. Also we knew that S/H tubes were needed to heat to about 390 C which is the temperature at which that all entrained water drops are eliminated.

In November 2007, the Company decided to re-prioritise its development program. Whilst development of Mazda RX 8 continued, it was decided that the fastest route to market and revenue was to focus on the development of the refrigeration engines (also called the reefer engines) for grocery trucks.

Currently these reefer engines operate on diesel fuel and at litre an hour of fuel consumption, the fuel cost adds up to thousands of dollars in fuel costs. The project team determined that through  heat capture process and using it to create steam in the accumulator, an engine can be developed that will provide in excess of 50% fuel efficiency with corresponding reduction in the levels of emission.

In order to meet many challenges relating to the development of the steam technology, in March 2008, the Company had a Swiss steam technology specialist company called Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") act as its outside consultant for the further development of the Company's Clean Energy Storage and Recovery (“CESAR”) technology. DLM is a pioneer in all aspects of the development of modern-day steam engines and steam locomotives.  Based in Switzerland, DLM has gained a global reputation through its extensive experience in steam transport projects around the world.  DLM advises and will use its in-house expertise to assist and facilitate the development of the next stage in our CESAR programme of the Company.  DLM has professionally qualified engineers with specialist experience. DLM provides knowledge and experience in such areas as the design of the process to predict and analyse the heat transfer performance and issues associated with pressure losses for a range of thermal operations involving liquids and gases with and without change of phase. DLM has experience of stress analysis including pressure vessel design to European and British standards. DLM will work with the engineers of the company on a routine basis.  We intend to continue this development over the next twelve months. The partnership with DLM will be instrumental in the continuing development, validation and commercialisation of the CESAR system.  DLM will provide consultancy, design engineering and stress test related services.

A substantial development component of the programme has now commenced and will require appropriate augmentation of the engineering team, which the Company intends to increase over this coming calendar year.

In February 2008, the Company employed a CAD engineer to work on CPT's own design. The work has commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The CAD Engineer is experienced in all aspects of design and development. The Company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.
.
This is essential for design studies of potential applications of the total system and will commence using the empirical data revealed by the research programme. These applications include using the CESAR system to provide refrigeration power for trucks when the main combustion engine is shut down, with a target of road testing an especially directed system in late Summer 2009. Further applications include provision of auxiliary power derived at low recurrent cost from the exhaust heat of combustion engines for other transportation areas, including lighter vehicles than trucks and heavier in the form of railway locomotives. There is also a promising application in marine applications, not excluding commercial vessels but particularly attractive for pleasure craft with their heavy requirement for auxiliary electrical power when not under way.

The Company has begun a twin track process to design a new refrigeration engine for reefers, while holding collaborative discussions with major North American fleet operators.  The Company recently signed a memorandum of understanding (“MOU”) with one of the USA’s largest grocery chains, under which the Company will use a refrigerated vehicle for offsite data collection on a range of duty cycles from early June and the first initial phase lasted approximately two weeks.  In July 2008, representatives from the Company worked in Calgary, Alberta to begin the process of data collection.  This was an offsite data collection process in order to validate test results which were collected in our test cell.

In August 2008, the Company entered into a collaboration agreement with Voith Turbo Gmbh& Co. KG to develop steam and heat energy recovery engines for Clean Power's proprietary heat recovery technology for refrigeration trailers for the grocery market. Under the terms of the collaboration agreement, Clean Power and Voith Turbo GmbH & Co. KG will analyse data from the testing of an existing refrigeration engine, results from which will be used to build and test a new engine that incorporates Clean Power's proprietary heat recovery technology. Voith is a multi-national company with significant interest in the development of expanders in engine and braking systems. As part of its own drive systems and components development programme Voith Turbo GmbH & Co. KG has already developed hybrid systems, waste recovery systems and expansion engines based on the internal combustion engine which is used on the road, on rail, on water and in other industries

Vehicle Data Collection

During the July 2008 visit to Calgary, Alberta, the following data were collected from a refrigerated truck and is important for the energy balance calculations.

The exhaust temperatures measured were lower than expected, with a medium temperature of 350 °C and a maximum of 450 °C.  The load fluctuations were, as usual in road transport, considerable,
around 20% of the time, the main diesel engine spends idling or at very low power.   Higher exhaust gas temperatures of 550 °C were recorded during regeneration periods of the exhaust after treatment system.
Lower exhaust gas temperatures were measured under operating conditions such as idling and downhill running with engine braking.   To compensate for the fluctuation in heat temperature in the exhaust system for city and stationary situations, a burner is incorporated within the exhaust system, with a target temperature to accommodate every situation.  At time, where there is excessive heat within the system, a by-pass valve is incorporated into the exhaust.

The power requirement for the auxiliary engine to drive the refrigerator compressor is less than expected. An average of 15 kW with a peak of 23 kW was measured, even though the ambient temperature was high. Originally a nominal power of 35 kW was expected.

With the results of the vehicle data collection, it is now possible to work out a realistic energy balance and to determine, if the idea to drive a refrigerator compressor by means of a steam engine working on steam gained from waste heat recovered from the exhaust from the main diesel engine is suitable at all. The energy balance is worked out on a purely theoretical basis, e.g. without actually dimensioning the necessary components such as heat-exchanger, superheater, steam engine and so on. However, the calculations are based on figures and experience with existing equipment. It is therefore possible to calculate how much steam at which quality can be produced from the waste heat.

The analysis of this data and the energy balance equations conducted by DLM “shows that the idea to power a refrigerator compressor by means of a steam engine working on steam gained from the waste heat recovered from the exhaust main diesel engine is realistic”. Data from the data collection exercise has been handed over to Voith.

In August 2008 the Company signed a Memorandum of Understanding with a Calgary, Alberta, Canada, based transportation company called East West Express Inc., a trans-Canadian freight trucking company.  Under the terms of the MOU, East West will provide Clean Power a Road Load Data Collection Vehicle (“the Vehicle”) for the purpose of detailed research on its existing refrigerated trailer fleet.

Forward Plan

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

The Company anticipates that a newly designed reefer engine will be ready for road testing by late Summer of 2009.  Following a six month road trial and analysis, the Company expects to submit the CESAR technology for regulatory approval under various jurisdictions worldwide, achieving commercialization during the later part of  2010.

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

We believe that we have validated the theoretical predictions that were the foundation of the CESAR system. A substantial development component of the programme has now commenced and will require appropriate augmentation of the engineering team, which the Company intends to augment over this coming calendar year. This is essential for design studies of potential applications of the total system and will commence using the empirical data revealed by the research programme. These applications include using the CESAR system to provide refrigeration power for trucks when the main combustion engine is shut down, with a target of road testing an especially directed system in late Summer of 2009. Further applications include provision of auxiliary power derived at low recurrent cost from the exhaust heat of combustion engines for other transportation areas, including lighter vehicles than trucks and heavier in the form of railway locomotives. There is also a promising application in marine applications, not excluding commercial vessels but particularly attractive for pleasure craft with their heavy requirement for auxiliary electrical power when not under way.

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

OUR TECHNOLOGY

Life on earth is almost totally dependent upon the unique properties of water. Among these, and in particular, for energy storage potential, is its very high latent heat associated with the change of phase between liquid and vapour at moderate temperatures. Our proposed technology utilizes these properties but could also use alternative fluids of acceptable thermal and chemical properties, probably in closed cycle form. The proposal is to use water, or other fluid as available, at its saturation (boiling) temperature to store energy for a hybrid vehicle in a pressurised container from which vapour is drawn to provide pollution-free motive power as required. Used energy is replaced from the exhaust heat of the associated combustion engine prime mover as circumstances allow, either in motion or at rest.

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

In strictly pollution-controlled environments, the combustion engine would be shut down and the traction power unit driven by steam drawn from the accumulator, in which the pressure will steadily fall while exhausting the vapour to atmosphere. As an indication of the potential of the steam accumulator, about 5 kWh of energy would be available from a single charge to 100 bar maximum pressure of a vessel of 100 litres volumetric capacity. The power would be available at widely variable and controllable rates and, depending on these, the vessel could be recharged several times on a single water filling.

As an option to improve power, fuel efficiency and range at the expense of weight, the exhaust vapour from the engine may be returned to the boiler after condensation in a heat exchanger cooled by atmospheric air and shown dashed in the figure as optional. Such a system would allow the use of working fluids other than water where this was required for thermodynamic or other reasons. Other important features of the system are the moisture separator, which may be contained as shown within the accumulator vessel to operate at reservoir pressure. Steam from the accumulator may in certain circumstances be efficiently used to enhance power output from the combustion engine. Such hybrid power plant systems, in addition to allowing pollution-free operation as demanded, would further enhance environmental acceptance through the high thermal efficiency of the cycle resulting from the unique utilisation of exhaust heat and the consequent reduced consumption of combustion engine fuel. A reciprocating steam engine would function as the auxiliary power unit, for which a computerised mechatronic unit would drive the valve system. This would replace economically and effectively the complex mechanical linkages traditionally associated with earlier generations of stream engines for precise control of power output.

Using the heat engine exhaust gas to charge the saturated liquid reservoir has been seen as one of the key features of this hybrid vehicle system so increasing substantially the thermal efficiency of internal combustion engines.

As modern engine cooling systems continue to be operated at ever higher temperatures, overall system design will be able to utilize a portion at least of this otherwise dissipated heat from the fuel with theoretical possible advances of up to 100 percent. A source of significant energy consumption in an automotive installation is through electrical power derived from the main engine. The small auxiliary vapour power unit of the saturated liquid hybrid could be run to generate electrical power as required even during charging periods. As has been noted, these may be repeated several times in a working day as the weight of liquid in the accumulator slowly reduces on each discharge.

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

THE STEAM ACCUMULATOR

Our proposed technology is to use water, or other fluid as available, at its saturation (boiling) temperature to store energy for a hybrid vehicle in a pressurized container from which vapour is drawn to provide pollution-free motive power as required. Used energy is replaced from the exhaust heat of the associated combustion engine prime mover as circumstances allow, either in motion or at rest.

A possible general scheme is shown as Figure 2 directly below.

Throttle
Exhaust
Separator
Atmos
Condenser
Liquid
Reserve
Accumulator
Computer
Control
Vapour
Engine
Fuel
Exhaust
Combustion
Engine

Fig 2 Accumulator Hybrid

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

In strictly pollution-controlled environments, the combustion engine would be shut down and the traction power unit driven by steam drawn from the accumulator, in which the pressure will steadily fall while exhausting the vapour to atmosphere. As an indication of the potential of the steam accumulator, about 5 kWh of energy would be available from a single charge to 100 bar maximum pressure of a vessel of 100 litres volumetric capacity. The power would be available at widely variable and controllable rates and, depending on these, the vessel could be recharged several times on a single water filling.

As an option to improve power, fuel efficiency and range at the expense of weight, the exhaust vapour from the engine may be returned to the boiler after condensation in a heat exchanger cooled by atmospheric air and shown dashed in the figure as optional. Such a system would allow the use of working fluids other than water where this was required for thermodynamic or other reasons. Other important features of the system are the moisture separator, which may be contained as shown within the accumulator vessel to operate at reservoir pressure. Steam from the accumulator may in certain circumstances be efficiently used to enhance power output from the combustion engine. Such hybrid power plant systems, in addition to allowing pollution-free operation as demanded, would further enhance environmental acceptance through the high thermal efficiency of the cycle resulting from the unique utilisation of exhaust heat and the consequent reduced consumption of combustion engine fuel. The figure below shows the calculated specific energy performance of the accumulator system to be comparable with that of conventional batteries. A reciprocating steam engine would function as the auxiliary power unit, for which a computerised mechatronic unit would drive the valve system. This would replace economically and effectively the complex mechanical linkages traditionally associated with earlier generations of stream engines for precise control of power output. There is considerable scope for optimising this and all aspects of the liquid-vapour accumulator hybrid cycle, which throughout would employ existing well-proven technology.

THE SATURATED LIQUID ACCUMULATOR FOR TRANSPORTATION ENERGY STORAGE

The inevitable economic pressures on the supply of liquid hydrocarbon fossil fuels, coupled with the no less inevitable social pressures against their consequential local and global pollution continue to demand increasing effectiveness in their utilization. Despite the continuing efforts to seek alternatives, the internal combustion engine, in petrol or diesel form, seems, for the immediately foreseeable future, destined to continue in transportation as the most effective converter of the intrinsic energy in a hydrocarbon fuel to useful purpose. This is justified when effectiveness is measured by the proportion of this energy usefully converted – the thermal efficiency; but less so when pollution by the products of combustion is taken into account. Restricting operation to areas away from urban centres would offer a significant advance in the acceptability of the internal combustion engine by lessening local pollution. At the same time increasing thermal efficiency would have an advantageous global effect. These objectives are achieved by the system described here.

THE HYBRID VEHICLE

Avoiding noxious emissions in densely populated urban areas may be achieved with a vehicle having a non-polluting power source for such areas even if combined with a conventional prime mover for use away from such centres – a ‘hybrid’ vehicle. A general form is shown in Figure 2 below with traction available from two sources, in this example a conventional prime mover and an auxiliary pollution-free unit receiving its energy from a storage device or energy reservoir.

This form is known as a ‘parallel hybrid’ system since it allows both a direct path from the engine prime mover to the traction unit and a parallel path through the energy storage system. This theoretically could take several forms as indicated, electrical, hydraulic, pneumatic or mechanical with a flywheel, and is clearly crucial to the attractions of the total system. The commonest such device, that most attractively provides pollution free electrical power, is the battery, and hybrid vehicles employing this format have received much attention. The electrical battery, however, continues to offer only a very limited performance in terms of energy storage per unit weight (about 50-70 Watt-hours per kilogram, compared with 12,000 Wh/kg for a liquid hydrocarbon). Further, specific power in Watts per unit weight is even more restricted in terms of transportation requirements at 50W/kg compared with 1000 W/kg for even unsophisticated internal combustion. As a consequence frequent recharging of batteries is required, and can be slow. Also, recharging requires explicit further consumption of fuel from the prime mover or elsewhere. It is the objective of this presentation to demonstrate an alternative energy storage source with striking advantages in specific power availability and comparability with batteries in specific energy resource. Further it offers a substantial improvement in overall fuel consumption efficiency by using the otherwise wasted prime mover exhaust heat for charging the reservoir, thus also contributing to a reduction of global pollution.

A HYBRID VEHICLE POWER PLANT FOR POLLUTION CONTROL USING STEAM OR OTHER VAPOUR FROM A SATURATED LIQUID ACCUMULATOR

In many countries and regions, legislation is extant or proposed to control and severely limit pollution of the environment by automotive vehicles, private and commercial cars, vans and lorries. Almost all such vehicles are currently propelled by prime movers burning a hydrocarbon fuel, some of the combustion products from which are a prime source of atmospheric pollution. Legislation is and will be increasingly used to reduce the amount of such pollution in all areas and effectively to zero in densely populated urban centres.

At present electric traction offers the only practicable possibility of a totally pollution free power source for vehicles, and although the fuel cell exhausting only water may offer, albeit expensively, a long-term prospect of self-contained continuous electrical energy, in realistic and immediate practice, an energy reservoir - a battery - is the only current source of such energy.

Battery performance has improved little in the just over hundred years since they were first used on a commercial scale, principally for the propulsion of under-water vehicles. In respect of energy per unit weight or specific energy, the commonest lead-acid batteries store about 50 Watt-hours (180 kJ) of energy per kg compared with 12,000 Wh (43,200 kJ) for petrol. No less critical is specific power, batteries yielding about 50W/kg or less compared with up to 500 for current combustion engines. The prospect of radical advances for batteries of even sophisticated design is remote, even with the support of modern science and technology. In recognition of this situation, in Los Angeles, one of the urban centres setting standards for the world-wide anti-pollution drive, the specified range of statutorily proposed electric vehicles has been reduced from the 250 km originally planned to 100 and the target date for implementation of the anti-pollution legislation postponed.

The limitations of battery performance have directed attention towards the so-called hybrid vehicle, in which electric power for use in urban regions with a zero polluting emission limit is provided from a reservoir of energy. This is charged, while in open areas with less restrictive pollution controls, from a conventional combustion engine albeit with improved emissions performance compared with average current engines. There are many variations available upon this general hybrid concept, one convenient form of which is shown in Figure 1 immediately below.

M
Controller
Energy Converter
Energy Converter
Fuel
Prime Mover
M
E
E
M
Final Drive
E
M = Mechanical Energy
E = Mechanical, Electrical, Hydraulic or Pneumatic Energy
Energy Storage

Fig 1 A General Scheme for Hybrid Power Plant

This is known as a ‘parallel hybrid’ system since it allows both a direct path from the combustion engine prime mover to the traction unit and a parallel path through the energy storage system. Theoretically this could take several forms but currently electricity with a battery as the energy storage element is regarded as the likely practicable form despite its limitations. The saturated liquid accumulator of this proposal avoids these limitations by offering energy storage with a specific energy comparable with batteries with their chemical and potentially polluting contents, a major increase in specific power availability and substantial fuel savings while maintaining pollution-free operation where the environment so demands.

COMPETITIVE BUSINESS CONDITIONS AND OUR COMPETITIVE POSITION IN THE INDUSTRY AND METHODS OF COMPETITION

The market for the food trailers refrigeration engines is currently dominated by two major manufacturers, Thermo King (a subsidiary of Ingersoll-Rand) and Carrier (a subsidiary of United Technologies).  The present retail cost of these reefer engines is approximately between $18,000 and $30,000 per engine.  It is projected that our heat recovery based hybrid engines will cost approximately the same as these currently priced engines.  However, we believe that our engines will provide fuel efficiency of over 40% or better with corresponding reductions in emission levels.

According to the industry, currently there are over 10 million refrigeration engines in use.   Our business model is to sell these reefer engines through licensing arrangements.  Through this business model, we expect to be able to control the manufacturing and production costs more effectively.  As well, it is anticipated the prospective licensees will help market our reefer engines through their present marketing base and there sell our reefer engines to their current and repeat customers.

To the best of our knowledge no other entity is developing this technology anywhere in the world, and if true, we believe we will enjoy considerable market lead in this sector.

With the ever-present possibility for skyrocketing oil prices, combined with a growing interest in doing less harm to the environment, there has been a great deal of interest in hybrid cars over the past few years. Most major automobile manufacturers now have at least one model of a hybrid car in production, whereas just a short time ago they were a rarity. A number of alternative fuel technologies have been or are being developed at the present time. Fuel cell technology took a giant leap in the later part of  the 1990’s. But the technology has not yet come to the market due to technological and logistic problems. Ethanol, bio-diesel and other alternative fuel technologies are currently being marketed and all major auto manufacturers have one or more models in the market. However, there are costs, logistics, distribution and other related issues which must be confronted and resolved before wider acceptance of ethanol, bio-diesel and such other alternative fuel technologies can firmly secure its niche in the market place. Hybrid cars differ from electric cars and cars designed to run on alternative fuels, but are also an alternative fuel option themselves.

The Company considers most major automobile manufacturers to be competitors as each now have at least one model of a hybrid car in production. Each of these manufacturers is in the process of developing a number of alternative fuel technologies which may become the norm in a few years.

BELOW IS OUR BASIC FACT SHEET ON THE SUBJECT OF HYBRID CARS.

Hybrid vehicles are now generally accepted as offering the transportation industry a solution to the need for reducing fuel consumption in this age of high oil prices as well as for reducing atmospheric pollution on both the global and local scales. As a consequence, most manufacturers are at least considering the design of hybrid vehicles, comprised of a main internal combustion engine and a parallel auxiliary motor for either joint or separate operation, most commonly for use in especially urban areas in which pollution is closely controlled.

By far the greatest attention has been given to the use of electric power as the auxiliary in the hybrid vehicle and several are now in mass production and on the road from major manufacturers. Such systems will, for the foreseeable future, provide the major competition to our proposals. Electric batteries are however the only means of energy storage for these vehicles and have the major disadvantages of low specific energy and power, high cost, limited life and the need for main engine operation for charging with the high consequent fuel costs.

Our system uses otherwise dissipated combustion engine exhaust heat for charging the energy storage components at negligible recurrent cost and with high specific power availability from the saturated liquid energy accumulator.

The key to our process is the steam accumulator, which will truly create a hybrid fuel system. The competitive objectives will be to minimize additional weight of the auxiliary power system and to maximize fuel saving through sophisticated controls for “on-the-road”, as well as urban, low pollution operation. At present, the only competitor known to be considering a similar system is BMW-Rolls Royce, which has published an outline of an apparently more complex scheme than ours as part of a ten-year program to production. However, a closer examination of their project indicates that their system is designed to capture heat from the exhaust and re-cycle it in order to give fuel savings of approximately 15%. Our process is designed to provide fuel savings of between 30%-40% and reduce emissions by a corresponding amount, if not more.

As for the competition, majority of auto manufacturers are developing alternative fuel technology vehicles and to that extent, must be considered as competitors. However, most of them are developing vehicles to replace gas (petrol) as fuel of choice. Moreover, the present alternative fuel technologies carry negative baggage such as higher costs, logistic problems, lack of mass availability of such alternative fuels at regular gas service stations, lack of adequate transportation systems and current oil prices.   Our hybrid fuel technology is expected to eliminate most of these problems.

SOURCES AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

Our current suppliers are:

•	SAMSON AG for steam and water valves;

•	Poole Process Equipment Ltd. for the steam accumulator manufacture;

•	RS Components Ltd. for electronic equipment;

•	Rudgwick Metals Ltd. for steel raw material;

•	Heltech 3 for the base engine management system; and

•	Ekstroms Varmetekniska AB, Sweden supplies the tubes for the accumulator.

We do not anticipate any problems with availability from these suppliers.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We presently do not have any customers for our technology as we are still in the development phase.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS, INCLUDING DURATION:

The general concept of an internal combustion engine hybridized with steam is in the public domain and cannot, in and of itself and without further implementations and non-obvious variations, be patented under either a ‘first to invent’ or ‘first to file’ system. The implementations of the general concept as well as non-obvious variations will be the subject of patent applications and, when issued, these patents will be the primary assets of the Company. A parent patent application has been filed in the United States which claims both the concept of a Unitary Engine and an Energy Accumulation System. The application is based upon the technology and concepts that are currently available for patent protection. The U.S. parent application, Serial Number 12/214,835, was filed on June 23, 2008 and has a priority date of August 1, 2007. Corresponding applications have been prepared and are being filed under the Patent Cooperation Treaty.  It is anticipated that national phase examination and prosecution will be conducted in those countries which constitute the major world automotive markets in which vehicles are manufactured and sold. These will be determined by management but are currently intended to include, at least, the U.S., European states, Japan and other Asian states. We expect that we will require approximately $1,000,000 for patent filings and, prosecution.

Our agreement with Mitsui Babcock treats the patents as follows: All technology and intellectual property developed in connection with the collaboration program or the accumulator technology that are patentable and/or patented or otherwise protected will at all times belong and be owned solely by the Company and Mitsui will require the prior written approval of the Company for the use of any such technology. Any technology or intellectual property which is not patentable or otherwise protected may be used by Mitsui without the prior written consent of the Company.

If the Company is unable to reimburse Mitsui on any call for reimbursement as allowed under the collaboration agreement then the Company will transfer an equal share of the intellectual property to Mitsui so that Mitsui and the Company will own the intellectual property equally.

NEED FOR ANY GOVERNMENT APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

Our heat recovery based hybrid engine is not a new technology, although its application is new.  We believe that we will not be subject to compliance of any Government Regulations with respect to marketing and sale of our engines to end users.  However, prior to launching our product in the market place, we will require verification and certification by the United States Government Environmental Protection Agency (“EPA”) to ensure our compliance with all existing laws, rules and regulations.  Similar compliance may be required for sale of our products in other jurisdictions.  Preliminary discussions with the EPA are expected to commence in late summer, 2009.

EFFECTS OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON OUR BUSINESS

In the U.S., states are legislating for a reduction in the use of auxiliary power units (“APUs”), which  may impact on our business. APU emissions are not currently regulated but we believe that it is becoming increasingly likely that the quality of APU emissions will be regulated.

Our technology will address the requirements for cleaner emissions which may be regulated.

RESEARCH AND DEVELOPMENT ACTIVITIES AND COSTS

All of our research and development activities are presently borne by the Company, except for an amount of $400,000 which was expended by Mitsui on behalf of the Company based on our collaboration agreement. For fiscal 2008, we expended a total of $152,585 on research and development, net of salaries and wages.

Our business plan calls for us to expend a total of approximately $4,000,000 over a twenty-one month period for research and development. We do not presently have sufficient funds to complete the development of the technology. Management is seeking alternative sources of funding either by the way of equity financing or loans.

COSTS AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

We do not expect any environmental laws to give rise to additional costs to our business. We believe, although no assurance can be given, that our technology, if successful will comply with any environmental regulations already enacted or which may be enacted in the future.

EMPLOYEES

As of October 31, 2008, the Company had a total of 9 employees of which 8 are full time employees and 1 is part time.  We have employment agreements with Abdul Mitha, our Chief Executive Officer, Mike Burns, a director of our Company and an officer of our UK Subsidiary, and Fred Bayley, a member of our Advisory Board and the inventor of our technology.

The Company has also retained a consultant who is a steam specialist to advise on the steam and technical issues pertaining to the development of the reefer engine and a marketing consultant for advice on marketing strategies.

We believe our employee relations are generally good.   Our employees are not represented by a collective agreement.

ITEM 1A.                      RISK FACTORS

You should carefully consider the risks described below before making an investment decision.  The risks and uncertainties described below are not the only ones we face.  Any of the following risks could harm our business, financial condition or results of operations.  In such case, the trading price of our common stock could decline, and you may lose all of part of your investment.  Please see the “Special Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business

WE INCURRED HISTORICAL LOSSES. AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses in the fiscal year ended August 31, 2008 in the amount of $10,134,871. As of August  31, 2008, we had a stockholders’ deficiency of $4,279,913. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

WE EXPECT OUR OPERATING LOSSES TO CONTINUE

We expect to incur increased operating expenses during the next year. The amount of net losses and the time required for us to reach and sustain profitability are uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with business, including, but not limited to the increase in costs to be incurred for research and development, protection of our intellectual property and the marketing of our product. There can be no assurance that we will ever generate revenue or achieve profitability at all or on any substantial basis.

WE ARE LIKELY TO REQUIRE ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS.

We have available cash of $1,203,030 as at August 31, 2008 to fund operations. We will require additional capital to successfully implement our business plan. There can be no assurance that we will be able to obtain additional funding when needed, or that such funding, if available, will be obtainable on terms acceptable to us. In the event that our operations do not generate sufficient cash flow, or we cannot obtain additional funds if and when needed, we may be forced to curtail or cease our activities, which would likely result in the loss to investors of all or a substantial portion of their investment.

WE MAY FAIL TO CONTINUE AS A GOING CONCERN, IN WHICH EVENT YOU MAY LOSE YOUR ENTIRE INVESTMENT IN OUR SHARES.

Unless we can raise additional capital needed for the continuance of our operations, we may not be able to achieve our objectives and may have to suspend or cease operations. At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $13,697,873 since inception and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.

WE RELY HEAVILY ON OUR MANAGEMENT, THE LOSS OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION.

Our future financial success depends to a large degree upon the efforts of our officers and directors, in particular, Mr. Abdul Mitha, our President and Chief Executive Officer, and Michael Burns, who is in charge of the development of the technology along with the original inventor Professor Fred Bayley. We recently entered into an employment agreement with Mr. Mitha and have employment contracts with Michael Burns and Professor Fred Bayley, however, there can be no assurance that we will be able to continue to pay the required fees under these contracts to retain the services of these two key people. They have played major roles in developing and executing our business strategy. The loss of any of these directors or officers could have an adverse effect on our business and our chances of profitable operations. While we intend to employ additional management and marketing personnel in order to minimize the critical dependency upon any one person, there can be no assurance that we will be successful in attracting and retaining the persons needed. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

We must continually implement and improve our operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees. There can be no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. Any failure to implement and improve such operations could have a material, adverse effect on our business, operating results and financial condition.

THE INABILITY TO DEVELOP OUR PRODUCT WOULD MATERIALLY AND ADVERSELY AFFECT THE COMPANY.

Development, innovation and adaptation to the wider market are critical to the Company’s success. We believe that we must continue to try to develop and manufacture a product with innovative capabilities in order to become a significant market presence. We also believe that we will have to make improvements in our productivity in order to obtain, and subsequently sustain, a competitive position. We can make no guarantees that we will be able to obtain and sustain any competitive position.

WHEN WE INVEST IN NEW TECHNOLOGIES AND PROCESSES, WE FACE RISKS RELATED TO COST OVER-RUNS AND UNANTICIPATED TECHNICAL DIFFICULTIES.

Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations. The markets we intend to serve are highly competitive and no assurance can be given that we will be able to effectively compete. This competition could limit the volume of products that we sell and reduce our operating margins.

WE ARE IN EARLY STAGE OF DEVELOPMENT AND MAY HAVE TO COMPETE WITH COMPANIES WITH GREATER RESOURCES.

We have little operating history that permits you to evaluate our business and our prospects based on prior performance. You must consider your investment in light of the risks, uncertainties, expenses and difficulties that are usually encountered by companies in their early stages of development. We will have to compete with larger companies with more experience in the field and who have greater funds available for expansion, product development, and marketing. There can be no assurance that we will become competitive, or if we become competitive, that we will remain competitive. Increased competition could materially adversely affect our operations and financial condition.

Also, the Company operates in a highly competitive global environment and competes in its business with broad line manufacturers and many smaller competitors. If the Company’s planned products, services and/or cost structure do not enable it to compete successfully, the Company’s sales, results of operations, or value may be negatively affected. Our competitors are larger and have greater financial resources and less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we intend to operate, or a change in the economy as a whole.

OUR FUTURE PERFORMANCE IS DEPENDENT ON OUR ABILITY TO RETAIN KEY PERSONNEL.

We do not currently maintain key-man insurance on our executives. Our future success is also dependent on our ability to identify, hire, train and retain other qualified managerial and other employees. Competition for these individuals is intense and increasing. The loss of any of their services would be detrimental to us and could have an adverse effect on our business development.

OUR TECHNOLOGY IS NEW AND HAS NOT AS OF YET BEEN WIDELY ACCEPTED.

There has been a great deal of demand and interest in hybrid cars over the past few years. Most major automobile manufacturers now have at least one model of a hybrid car in production. A number of alternative fuel technologies have been or are being developed at the present time. Fuel cell technology has improved but the technology has not yet come to the market due to technological and logistic problems. Ethanol, bio-diesel and other alternative fuel technologies are currently being marketed and all major auto manufacturers have one or more models in the market. Although we believe that the technology we use has limitless potential, various costs, logistic, distribution and other related issues must be confronted and resolved before wider acceptance of ethanol, bio-diesel and such other alternative fuel technologies.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY.

The general concept of an internal combustion engine hybridized with steam is in the public domain and cannot be patented under either a “first to invent” or “first to file” system. The implementations of the general concept will be patented and these patents will be the primary assets of the Company. Patent applications will be filed when the technology or concepts are available for patent. We intend to rely on trademark and copyright law, patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our intellectual property. We have retained legal counsel in connection with assisting us in protecting our intellectual property rights. However, there can be no assurance that the steps taken to protect our proprietary rights will be adequate, that we will be successful in achieving registration of our copyrights and trademarks, or that third parties will not infringe upon or misappropriate our intellectual property.  In addition, there can be no assurance that other parties will not assert infringement claims against us. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on commercially reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on our business, financial condition and operations.

 OUR BUSINESS MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION AND OTHER LEGAL UNCERTAINTIES.

As the use and emission of Auxiliary Power Units (“APU’S”) are currently not regulated, there can be no assurance that Federal, state, local or foreign governments will not adopt regulations covering the use of APU’s in the future. Although many of these regulations may not, at this time, affect our business directly, we expect that laws and regulations relative to environmental protection, emission and pollution controls, interstate commerce, foreign trade and road safety would have a direct or indirect effect upon our business. It is possible that legislation could expose companies involved in the manufacturing of engines or parts for automobiles to liability, which could limit the general use of our product and the increase in the use thereof. If enacted, such laws, rules or regulations could limit the market for our products and services, which could have a material adverse effect on our business and operations.

Risks Related to Holding Our Securities

OUR STOCK IS THINLY TRADED, AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that our technology is relatively new and we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume. Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common shares will ever develop or if it develops, that it will be sustained, or that current trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their shares.

OUR COMMON STOCK COULD BE CONSIDERED A “PENNY STOCK.”

Our common stock could be considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities Exchange Act of 1934, as amended. These include but are not limited to, the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if quoted, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade it on an unsolicited basis.

BROKER-DEALER REQUIREMENTS MAY AFFECT TRADING AND LIQUIDITY.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stocks.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

OUR COMMON STOCK MAY BE VOLATILE, WHICH SUBSTANTIALLY INCREASES THE RISK THAT YOU MAY NOT BE ABLE TO SELL YOUR SHARES AT OR ABOVE THE PRICE THAT YOU MAY PAY FOR THE SHARES.

Because of the limited trading market expected to develop for our common stock, and because of the possible price volatility, you may not be able to sell your shares of common stock when you desire to do so. The inability to sell your shares in a rapidly declining market may substantially increase your risk of loss because of such illiquidity and because the price for our common stock may suffer greater declines because of its price volatility.

The price of our common stock that will prevail in the market after an offering may be higher or lower than the price you may pay. Certain factors, some of which are beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	variations in our quarterly operating results;

•	loss of a key relationship or failure to complete significant transactions;

•	additions or departures of key personnel; and

•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance.

In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

WE DO NOT FORESEE PAYING CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have never declared nor paid cash dividends on our capital stock. We currently intend to retain any earning for funding growth. However these plans may change depending upon the Company’s capital raising requirements in the future.

OTHER RISK FACTORS

There are several risks and uncertainties relating to our ability to raise money and grow our business. These risks and uncertainties can materially affect the results predicted. Other risks are our limited operating history, limited financial resources, domestic or global economic conditions, activities of competitors and the presence of new or additional competition, and changes in Federal or State laws and conditions of equity markets.

Our future operating results over both the short and long-term will be subject to annual and quarterly fluctuations due to several factors, some of which are outside the control of the Company. These factors are fluctuating market demand for our products, and general economic conditions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this Report on Form 10-K under “Business” “Risk Factors” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report constitute forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  Forward-looking statements include statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among other things, those listed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.   We are under no duty to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2008 fiscal year that remained unresolved.

ITEM  2.                      PROPERTIES

(a)
On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom with a former director of the Company, Michael Burns.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $35,838 (£18,000) plus applicable taxes, and is payable quarterly.  During the fiscal year ended August 31, 2008 the CPTL-UK paid rent of $35,838 ($35,251 – 2007) in respect of this lease.

CPTL-UK is required to make minimum lease payments totalling $20,905 over the remaining term of the lease.

(b)
On July 1, 2007 CPTL –UK entered into a six month renewable lease agreement for a corporate apartment located in Surrey, United Kingdom.  The lease expired on December 31, 2007 and was most recently renewed on July 1, 2008.  The lease calls for monthly rent in the amount of $3,782 (£1,900) plus applicable taxes. During the fiscal year ended August 31, 2008 the CPTL-UK paid rent of $45,395 ($7,442 – 2007) in respect of this lease.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Year ending August 31, 2009	$ 15,132

ITEM 3.                      LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 18, 2008, by consent resolution,  stockholders holding a majority of the issued and outstanding common stock of the Company approved the following amendments to the Articles of Incorporation:

An increase in the Company’s authorized capital from 75,000,000 to 350,000,000

Voting Results	For	% of Stockholders
	36,036,780	55

To establish 200,000,000 shares of Preferred Stock consisting of 100,00,000 shares of Class A Preferred Stock and 100,000,000 shares of Class B Preferred stock, the rights and  privileges of which shall be determined by the Board of Directors at the time of the first issuance of the Preferred Stock.

Voting Results	For	% of Stockholders
	36,036,780	55

The Company filed its Definitive Information Statement on Schedule 14C on July 2, 2008 and the amendment as approved by the stockholders was effected with the State of Nevada on July 29, 2008.

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol "CPWE".

The Company is quoted on the over the counter bulletin board.   Our shares of common stock began trading during the third quarter ending May 31, 2006.

Following is a report of high and low bid prices for each quarterly period for the fiscal years ended August 31, 2008 and August 31, 2007.

Year 2008	High	Low
4th Quarter ended 8/31/2008	0.60	0.36
3rd Quarter ended 5/31/2008	0.57	0.35
2nd Quarter ended 2/28/2008	1.05	0.51
1st Quarter ended 11/30/2008	1.00	0.45

Year 2007
4th Quarter ended 8/31/2007	1.65	0.60
3rd Quarter ended 5/31/2007	1.70	1.16
2nd Quarter ended 2/28/2007	1.65	0.35
1st Quarter ended 11/30/2007	3.04	0.35

The information as provided above for the fiscal years ended 2008 and 2007 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of October 31 2008, there were 9 market makers in the Company’s common stock.

As of October 31, 2008, there were 453 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage house or clearing agency as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

(b)          RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

On June 11, 2008 the Company issued 600,000 shares of common stock to a consultant to the Company under its 2007 Stock Option and Award Plan at $0.43 per share for a total of $258,000.

The shares noted above were sold under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

On July 11, 2008, Clean Power Technologies Inc. (“Clean Power” or the “Company”) closed a financing of $2,000,000 pursuant to the terms of a working capital financing negotiated with The Quercus Trust.  The terms of the financing are as follows:   a minimum of $2,000,000 of a maximum of up to $5,000,000 (the “Maximum Amount”) funded by way of the initial purchase of 20 units, to raise a total of $2,000,000 each consisting of a Senior Secured Convertible Debenture (the “Debenture”) with the principal amount of $100,000, bearing an interest rate of eight percent (8%) per annum payable annually in cash or common stock of the Company.  Interest payable in common stock shall be valued at the volume weighted average price per share of common stock as quoted on Bloomberg, LP for ten (10) days prior to the due date for the interest.  The security for the Debentures is a first priority interest in all of the Company’s and its subsidiaries’ assets, excluding accounts receivable, inventory, raw materials and work-in-process and any proceeds therefrom.  Further, the Company was required to pledge the shares of its wholly owned subsidiary, CPTL – UK.  The Debenture ranks senior to all other indebtedness of the Company.  The Debentures may be converted at the option of the holder, in whole or in part, at the earlier of twelve (12) months after the original issuance date, or upon an effective registration, into shares of common stock at a conversion price of $0.35 per common share.  Further, the Company may, at its option, choose to redeem the Debenture at any time prior to the one (1) year anniversary of the issuance date of the Debenture.  Any such redemption by the Company shall be at one hundred and twenty percent (120%) of the principal amount of the Debenture.  Subject to the satisfaction of certain conditions, The Quercus Trust has agreed to subscribe for an additional amount of Debentures and Warrants, up to the Maximum Amount.

As per the terms of the Securities Purchase Agreement, the Debenture will mature upon the earlier of (i) twenty-four (24) months from the Issuance Date and (ii) the completion by the Company of one or a series of related debt or equity financing transactions, exclusive of any financing transactions by a factor or commercial bank, which raises gross proceeds of $4.5 million (the “Funding”).  In the event the Company consummates the Funding, the investor may not convert the principal and interest due under the Debenture  but shall instead be prepaid one hundred and twenty percent (120%) of the amount then owed.

During the twelve (12) month period prior to conversion the investor agrees not to pledge, hypothecate, loan or enter into short sales or other hedging transactions with broker-dealers or other financial institutions.  The Company is required to issue two (2) classes of warrants, Class A warrants which shall be equal to 75% of the principal amount of the Debenture convertible at $0.60 per share and Class B warrant which shall be equal to 50% of the principal amount of the Debentures exercisable at $0.80 per share.  The Class A and Class B Warrants shall be exercisable no sooner than twelve (12) months after the final closing date of the transaction (the “Restricted Period).    The investor may exercise up to the aggregate of twenty-five (25%) of its warrants in the six month period following the Restricted Period.  The investor shall be free to exercise the balance of its warrants thereafter.  The Class A and Class B warrants shall expire five years from the date of issuance.  The warrants will have anti-dilution protection (including “full ratchet” price protection from future issuance of stock), exclusive of the conversion of the Debentures and certain other excluded stock issuances, or securities convertible or exercisable for shares of common stock below $0.60 per share.  The Company is required to file a registration statement on Form S-1 covering the common stock underlying the Debenture and the warrants within 90 days from the closing (July 11, 2008) and will pay to the investor one (1%) in cash or stock of the face amount of the debentures for every thirty (30) day, or portion thereof, that the registration statement is not filed. Subsequent to the period covered by this Annual Report, the Company and Quercus agreed to extend the date for the filing of a registration statement on Form S-1 to no later than November 19, 2008.

For any debt, equity or equity linked private financing consummated within twelve (12) months after the Closing, the holder of the Debenture shall have a pro-rata right to purchase all or a part of the private financing on the same terms and conditions, and the holder of the Debenture shall be precluded from converting its debentures or exercising its warrants until the holder has either agreed to match the terms of the said financing or five (5) days after the rejection by the holder,  whichever shall occur later.  The investors shall have five (5) trading days to respond to a signed and accepted term sheet by the Company.  The investor may exchange any remaining

 Debentures and warrants for the stated value for the securities in such other Company financing conducted by the Company.

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

The Company has also granted certain registration rights to the investors requiring that the Company use its best efforts to effect the registration of the securities purchased as would permit or facilitate the sale or distribution of all the securities in the manner and in all states reasonably requested by the Holder. The Company shall use its best efforts to have any such registration statement declared effective no later than ninety (90) days after the Closing Date.

The Company has agreed to pay vFinance Investments, Inc., the Company’s placement agent, a cash fee of $160,000 and will issue Class A Warrants exercisable into up to 342,857 shares of common stock at $0.60 per share, and Class B Warrants exercisable into 228,571 shares of common stock at $0.80 per share, plus the reasonable legal cost of the investor’s counsel and the cost of the transaction up to an amount of $25,000.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the Investor is an “accredited investor” and/or qualified institutional buyer, the Investor has access to information about the Company and its investment, the Investor will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 6.                      SELECTED FINANCIAL DATA

Not Applicable

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Much of the discussion in this Item is “forward-looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.  There are several factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of a certain date.  We undertake no obligation to update any forward-looking statements.

Plan of Operation

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

The Company operates out of its development facilities in Newhaven, East Sussex, in the United Kingdom.

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

Our CESAR technology is designed to increase vehicle fuel economy and reduce emissions by capturing, storing, and reusing otherwise wasted heat from the exhaust of a conventional combustion engine. A heat exchanger captures waste energy, which is then stored in the form of steam in an accumulator, for ‘on demand’ use either in the same ‘primary’ engine, or in a secondary vapour engine. Power can be produced solely by the secondary vapour engine even after the primary combustion engine has shut down. Our CESAR system can be used to power auxiliary truck systems, such as trailer refrigeration and cab coiling or heating, in regulatory ‘no idle’ or ‘quiet’ zones. In additional to initial truck applications, CESAR can be further applied in our well developed passenger car programmed in addition to having longer term potential in the locomotive and marine sectors.

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in a commercial application in mid 2010. If successful, we intend to license the technology or form partnerships for the use of the technology with any customers we may identify.

We have to date been funded by existing working capital, by an offering of our convertible debentures, and by stockholder loans from a director and officer of the Company.  On July 11, 2008, the Company closed the amount of two million ($2,000,000) of a maximum of $5,000,000 of convertible debentures. Under the terms of the agreement the Company can raise an additional three million ($3,000,000) from one or more investors. During the next twelve (12) months, the Company will require approximately three and a half million ($3,500,000) dollars for development and operating costs, of which approximately nine hundred thousand ($900,000) dollars will be applied to research and development of the project. The Company anticipates expending approximately $1,400,000 on salaries for management, employees and consultants, $144,000 in lease and rental payments for our development facility, $300,000 on patent related fees and legal fees, $400,000 on taxes, insurance and administration of the project, $120,000 on audit and accounting related fees and approximately $250,000 on travel, investor/public relations and miscellaneous corporate expenses. As of August 31, 2008, the Company had available cash of $1,203,030 as compared to available cash of $331,279 at August 31, 2007. Subsequent to year end, along with regular monthly operational expenditures, the Company undertook certain leasehold improvements and acquired certain equipment further reducing the Company’s cash position by approximately $700,000.  The Company may need to raise approximately three million ($3,000,000) in additional funds to meet its planned operations for the next twelve months.  At this time, the Company cannot say with certainty whether they will be successful in raising the additional three million ($3,000,000). The Company believes that with the closing of the two million ($2,000,000) raised during July, 2008, it is able to continue operations for the next twelve months as it believes that it is  able to raise any additional required capital by way of equity or stockholder loans.  There can be no assurance that the Company will be able to raise these required funds. If the Company cannot raise the required funds then operations may cease.

We believe that we have validated the theoretical predictions that were the foundation of the CESAR system. A substantial development component of the programme has now commenced and will require appropriate augmentation of the engineering team, which the Company intends to augment over this coming calendar year. This is essential for design studies of potential applications of the total system and will commence using the empirical data revealed by the research programme. These applications include using the CESAR system to provide refrigeration power for trucks when the main combustion engine is shut down, with a target of road testing an especially directed system in late summer of 2009. Further applications include provision of auxiliary power derived at low recurrent cost from the exhaust heat of combustion engines for other transportation areas, including lighter vehicles than trucks and heavier in the form of railway locomotives. There is also a promising application in marine applications, not excluding commercial vessels but particularly attractive for pleasure craft with their heavy requirement for auxiliary electrical power when not under way.

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

In order to meet many challenges relating to the development of the steam technology, the Company has appointed a Swiss steam technology specialist company called Dampflokomotiv-und Maschinenfabrik DLM AG (“DLM”) to act as its outside consultant for the further development of the Company’s Clean Energy Storage and Recovery (‘CESAR’) technology. DLM will advise and use its in-house expertise to assist and facilitate the development of the next stage in our CESAR programme of the Company. DLM has professionally qualified engineers with specialist experience. DLM will provide knowledge and experience in such areas as the design of the process to predict and analyse the heat transfer performance and issues associated with pressure losses for a range of thermal operations involving liquids and gases with and without change of phase. DLM has experience of stress analysis including pressure vessel design to European and British standards. DLM will work with the engineers of the Company on a routine basis. We intend to continue this development over the next twelve months.

The Company employed a CAD engineer in mid-January 2008 and work has commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The CAD engineer is experienced in all aspects of design and development. The Company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.

In early May 2008, the Company agreed to acquire additional space in Newhaven, UK, to accommodate its corporate office and expanding test cell facility. The Company is currently finalizing the terms of the lease agreement.

The Company has begun a twin track process to design a new refrigeration engine for reefers, while holding collaborative discussions with major North American trailer fleet operators. During fiscal 2008, the Company signed a memorandum of understanding (“MOU”) with one of the USA’s largest grocery chains, under which the Company used a refrigerated vehicle for data collection on a range of duty cycles in June, 2008. This was an off site data collection process in order to validate test results which will be collected in our test cell.

The Company anticipates that a newly designed reefer engine will be ready for road testing by late summer of 2009. Following a six month road trial and analysis, the Company expects to submit the CESAR technology for regulatory approval under various jurisdictions worldwide, with the hopes of achieving commercialization during the first half of 2010.

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

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified certain accounting policies, described below, that are the most important to the portrayal of our current financial condition and results of operations.

Revenue recognition

The Company recognizes revenue in accordance with the provision of the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104 which establishes guidance in applying generally accepted accounting principles to revenue recognition in financial statements.  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

Research and development

All costs of research and development activities are expensed as incurred.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not  Applicable

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin at page F-1 of this Annual Report on Form 10-K.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2008

(Stated in US Dollars)

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037                                                                                                            PHONE: (801) 927-1337 FAX: (801) 927-1344
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107                                                                                                          PHONE: (801) 281-4700 FAX: (801) 281-4701

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clean Power Technologies Inc.

We have audited the consolidated balance sheets of Clean Power Technologies Inc. (the “Company”) as of August 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended, and for the period from May 12, 2006 (date of inception) to August 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from May 12, 2006 (date inception) to August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
November 10, 2008
Salt Lake City, Utah

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2008 and 2007
(Stated in U.S. Dollars)

ASSETS	August 31, 2008	August 31, 2007
Current
Cash	$1,203,030	$331,279
Amounts Receivable - Note 3	15,071	32,360
Prepaid expense	18,938	111,800
	1,237,039	475,439

Plant and equipment - Note 4	506,983	382,928
Deferred financing costs, net of accumulated amortization of $15,205 as of August 31,2008	169,795	-

Total Assets	$1,913,817	$858,367

Liabilities and Stockholders' Deficiency
Current
Accounts payable and accrued liabilities	$194,908	$54,809
Wages payable - related party - Note 5	126,667	-
Stock option liability - Note 8(ii)	380,290	-
Total current liabilities	701,865	54,809

Due to related party - Note 5	139,521	1,269,723
Secured convertible notes payable - including $23,111 accrued interest - Note 7	47,342	-
Embedded derivative liability - Note 7	1,933,002	-
Warrant liability - Note 7	3,372,000	-
Total Liabilities	6,193,730	1,324,532

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 65,785,748 and 53,954,162 shares issued and outstanding at August 31, 2008 and August 31, 2007, respectively.	65,786	53,954
Additional paid in capital	9,403,842	3,088,081
Accumulated other comprehensive loss	(51,668)	(45,198)
Accumulated deficit during the development stage	(13,697,873)	(3,563,002)
Total Stockholders' Deficiency	(4,279,913)	(466,165)
Total Liabilities and Stockholders' Deficiency	$1,913,817	$858,367

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended August 31, 2008 and 2007 and for the period May 12, 2006 (Date of Inception)
to August 31, 2008
(Stated in U.S. Dollars)

Expense	August 31, 2008	August 31, 2007	May 12,2006 (Date of Inception) to August 31,2008
Depreciation	$157,115	$94,720	$261,073
Interest expense	151,653	118,178	275,630
Office and administration - Note	934,813	431,600	1,410,940
Organization costs	-	-	2,500
Research and development	152,585	558,341	776,331
Foreign exchange loss (gain)	85	-	85
Deferred financing amortization costs	13,500	-	13,500
Amortization of stock option benefits - Note	380,290	-	380,290
Derivative expense - Note 7	3,526,591	-	3,526,591
Professional fees	364,713	194,675	616,378
Professional fees settled with shares	-	633,609	633,609
Salaries and consulting fees - Note 5	820,526	428,944	1,344,113
Salaries and consulting fees settled with shares - Note 5, Note 8	3,125,000	611,500	3,736,500
Directors' fees settled with shares - Note 8	250,000	180,000	430,000
Administrator fees settled with shares - Note 8	258,000	-	258,000
Stock-based compensation - Note 8	-	-	32,333

Net loss for the period	(10,134,871)	(3,251,567)	(13,697,873)

Other comprehensive loss:
Unrealized foreign exchange on transactions	(6,470)	(32,794)	(51,668)

Comprehensive loss for the period	$(10,141,341)	$(3,284,361)	$(13,749,541)

Basic and diluted loss per share	$(0.17)	$(0.07)

Basic and diluted weighted average number of shares	60,446,890	47,586,996

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the years ended August 31, 2008 and 2007 and for the period from May 12, 2006 (Date of Inception) to August 31, 2008
 (Stated in U.S. Dollars)

			Common Stock		Additional	Accumulated Other	Accumulated Deficit	Total
			Number of Shares	Amount	Paid-in Capital	Comprehensive Loss	During the Development Stage	Stockholders' Deficiency
Balance at May 12, 2006			-	$-	$-	$-	$-	$-
Issuance of common stock:
For cash	$	-at 0.001	28,765,477	28,766				28,766
Pursuant to technology acquisition agreement	$	-at 0.001	2,000,000	2,000				2,000
Clean Energy and Power Solutions Inc.: common shares prior to reverse acquisition			(30,765,477)	(30,766)	30,766			-
Clean Power Technologies Inc. common shares prior to reverse acquisition			14,680,000	14,680	(14,680)			-
Issuance of common stock pursuant to share exchange agreements			30,765,377	30,766	9,579			40,345
Imputed interest					5,748			5,748
Stock-based compensation					32,333			32,333
Unrealized foreign exchange on transaction						(12,404)		(12,404)
Net loss for the period							(311,435)	(311,435)
Balance at August 31, 2006			45,445,377	45,446	63,746	(12,404)	(311,435)	(214,647)
Issuance of common stock: for cash			3,600,000	3,600	896,400			900,000
Imputed interest					41,970			41,970
Issuance of common stock for professional services			408,785	408	633,201			633,609
Issuance of common stock for consulting services			400,000	400	611,100			611,500
Issuance of common stock for director services			100,000	100	179,900			180,000
Issuance of common stock for R&D			4,000,000	4,000	396,000			400,000
Beneficial conversion - related party note payable				-	265,764			265,764
Unrealized foreign exchange on transaction				-		(32,794)		(32,794)
Net loss for the period							(3,251,567)	(3,251,567)
Balance at August 31, 2007			53,954,162	53,954	3,088,081	(45,198)	(3,563,002)	(466,165)
Issuance of common stock: for cash			3,260,000	3,260	811,740			815,000
Issuance of common stock for prior period salary			4,000,000	4,000	2,596,000			2,600,000
Issuance of common stock for consulting services			700,000	700	524,300			525,000
Issuance of common stock for director services			250,000	250	249,750			250,000
Issuance of common stock for administrator			600,000	600	257,400			258,000
Beneficial conversion - related party note payable			3,021,586	3,022	1,654,983			1,658,005
Placement agent warrants					221,588			221,588
Unrealized foreign exchange on transaction						(6,470)		(6,470)
Net loss for the period							(10,134,871)	(10,134,871)
Balance at August 31, 2008			65,785,748	$65,786	$9,403,842	$(51,668)	$(13,697,873)	$(4,279,913)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years end August 31, 2008 and 2007 and from
the period May 12, 2006 (Date of Inception) to August 31, 2008
(Stated in U.S. Dollars)

	August 31, 2008	August 31, 2007	May 12, 2006 (Date of Inception) to August 31, 2008
Cash flows from operating activities:
Net loss	$(10,134,871)	$(3,251,567)	$(13,697,873)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	157,115	94,720	261,073
Amortization of stock option benefit	380,290	-	380,290
Amortization of debt discount	104,477	24,694	129,171
Amortization of deferred financing costs	15,205	-	15,205
Interest accrued on debt	11,496	93,660	110,904
Interest accrued on senior convertible notes	23,111	-	23,111
Derivative expense	3,526,591	-	3,526,591
Issuance of common stock for professional services	-	633,610	633,610
Issuance of common stock for director services	250,000	180,000	430,000
Issuance of common stock for consulting services	525,000	611,500	1,136,500
Issuance of common stock for prior period salary	2,600,000	-	2,600,000
Issuance of common stock for administrative services	258,000	-	258,000
Issuance of common stock for R&D	-	400,000	402,000
Stock-based compensation	-	-	32,333
Changes in assets and liabilities:			-
Amounts Receivable	15,517	27,091	(10,024)
Prepaid expenses and other current assets	90,691	(28,055)	(12,267)
Accounts payable and accrued expense	280,026	(39,648)	321,054
Net cash used in operating activities:	(1,897,352)	(1,253,995)	(3,460,322)

Cash flows from investing activities:
Acquisition of plant and equipment	(281,170)	(310,868)	(752,298)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(281,170)	(310,868)	(690,228)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	1,815,000	-	1,815,000
Proceeds from issuance of common stock	815,000	900,000	1,743,766
Due to related party	436,060	917,058	1,829,170
Net cash provided by financing activities:	3,066,060	1,817,058	5,387,936

Effect of foreign exchange on transactions	(15,787)	(20,150)	(34,356)

Net increase (decrease) in cash	871,751	232,045	1,203,030
Cash at beginning of period	331,279	99,234	-
Cash and cash equivalents at end of period	$1,203,030	$331,279	$1,203,030

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years end August 31, 2008 and 2007 and from
the period May 12, 2006 (Date of Inception) to August 31, 2008
(Stated in U.S. Dollars)

Supplemental schedule of cash flows:	August 31, 2008	August 31, 2007	May 12, 2006 (Date of Inception) to August 31, 2008

Cash paid during the year for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Amortization of stock option benefit	$380,290	$-	$377,356
Amortization of deferred financing costs	15,205	-	15,205
Interest on note payable	11,496	93,660	133,051
Interest accrued on senior convertible notes	23,111	-	47,342
Derivative expense	3,526,591	-	3,526,591
Issuance of common stock for professional services	-	633,610	633,610
Issuance of common stock for director services	250,000	180,000	430,000
Issuance of common stock for consulting services	525,000	611,500	1,136,500
Issuance of common stock for prior period salary	2,600,000	-	2,600,000
Issuance of common stock for administrative services	258,000	-	258,000
Issuance of common stock for R&D	-	400,000	402,000
Stock-based compensation	-	-	32,333
Total:	$7,589,693	$1,918,770	$9,591,988

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 1                 Nature and Continuance of Operations

a)      Organization

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language. On June 13, 2006, the Company changed its name to Clean Power Technologies Inc.

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly-owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI private”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI private  is developing a project for a gas/steam or diesel/steam hybrid technology. CPTI private has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in Great Britain and incorporated on May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI private entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights (see Note 5).  CPTI private and CEPS merged on June 20, 2006 with CEPS being the surviving entity. On July 10, 2006 CEPS became a wholly-owned subsidiary of the Company when the stockholders of CPTI private tendered their remaining shares.

The Company’s year-end is August 31.

b)      Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company are presently undertaken by CPTL-UK with a goal of developing two vehicles to prove their concept.  The first vehicle will be a prototype to demonstrate the technology and the second vehicle will be an engineered vehicle to be unveiled to the auto industry.  In November 2007, the Company decided to re-prioritize its development program.  While development on the automobiles continued, it was decided that the fastest route to market was to focus on development of refrigeration units for grocery trucks.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 1                 Nature and Continuance of Operations – (cont’d)

b)      Development Stage Activities – (cont’d)

These audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $13,697,873 since inception, has working capital of $535,174 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available.

Note 2                 Summary of Significant Accounting Policies

These audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars except where disclosed otherwise.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgement.  Actual results may vary from these estimates.

The audited consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

           Principles of Consolidation

The audited consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries CEPS and CPTL-UK. All inter-company transactions have been eliminated.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
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

Foreign Currency Translation

The functional currency of the Company and CEPS is the US Dollar. The functional currency of CPTL-UK is the British Pound.  Accordingly, assets and liabilities of CPTL-UK are translated into US dollars at the exchange rate in effect at the balance sheet date and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive gain (loss) account in Stockholders’ Deficiency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in the Statement of Operations.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)
Note 2                 Summary of Significant Accounting Policies – (cont’d)

Basic Loss Per Share

The Company reports basic loss per share in accordance with SFAS No. 128, “Earnings Per Share”.  Basic loss per share is computed using the weighted average number of shares outstanding during the period.  Fully diluted earnings per share are not presented because they are anti-dilutive.  At the end of the period presented, the Company had no other common stock equivalents, save a convertible debenture between the Company and an officer and director whereby amounts advanced are convertible to shares of common stock at $0.50 per share over the term of the loan at the election of the Board of Directors and a convertible debenture discussed in detail in Note 7 below.

Financial Instruments

 Financial instruments, as defined in Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, and convertible notes payable.

We carry cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also carry notes payable and convertible debt at historical cost; however, fair values of debt instruments are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of August 31, 2008, the estimated fair value and carrying value of our secured convertible notes payable is as follows:

Secured Convertible Notes Payable:	Carrying Value	Fair Value
$2,000,000 face value secured convertible note due July 10, 2010	$(24,231)	$(1,896,482)

Derivative financial instruments, as defined in Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, and freestanding warrants

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 2                 Summary of Significant Accounting Policies – (cont’d)

Financial Instruments (continued)

with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of derivative liabilities as of August 31, 2008:

Our financing arrangement giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible note due July 10, 2010	$(1,933,002)	$(3,372,000)	$(5,305,002)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, puts and redemption features embedded in hybrid debt instruments, we generally use the Monte Carlo Simulation valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes. The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the quarterly period and year ended August 31, 2008.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 2                 Summary of Significant Accounting Policies – (cont’d)

Financial Instruments (continued)

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$(383,256)	$(602,143)	$(985,399)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments for the year ended August 31, 2008.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$(383,256)	$(602,143)	$(985,399)
Day-one derivative loss:			(2,541,192)

Total derivative income (expense):			$(3,526,591)

Our derivative liabilities as of August 31, 2008, and our derivative losses during the quarterly period and year ended August 31, 2008 are significant to our audited consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

• The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock increased from $0.55 on July 10, 2008 to $0.65 on August 31, 2008. The higher stock prices had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense.

• In connection with our accounting for the secured convertible note financing we encountered the unusual circumstance of a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,541,192. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 2                 Summary of Significant Accounting Policies – (cont’d)

Financial Instruments (continued)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of August 31, 2008:
Our financing arrangement giving rise to derivative financial instruments and indexed shares:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible note due July 10, 2010	$5,714,286	$7,142,858	$12,857,144

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standards No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of August 31, 2008, our management concluded that registration payments are not probable.

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
August 31, 2008
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

New Accounting Standards

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS. This revision to SFAS No. 141 requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, at their fair values as of the acquisition date, with limited exceptions. This revision also requires that acquisition-related costs be recognized separately from the assets acquired and that expected restructuring costs be recognized as if they were a liability assumed at the acquisition date and recognized separately from the business combination. In addition, this revision requires that if a business combination is achieved in stages, that the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, be recognized at the full amounts of their fair values.

In December 2007, the FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS, an amendment of ARB No. 51. The objective of this statement is to improve the relevance, comparability, and transparency of the financial statements by establishing accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company believes that this statement will not have any impact on its financial statements, unless it deconsolidates a subsidiary.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

In April 2008, the FASB issued FASB Staff Position No. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS (“FSP No. 142-3”) to improve the consistency between the useful life of a recognized intangible asset (under SFAS No. 142) and the period of expected cash flows used to measure the fair value of the intangible asset (under SFAS No. 141(R)). FSP No. 142-3 amends the factors to be considered when developing renewal or extension assumptions that are used to estimate an intangible asset’s useful life under SFAS No. 142. The guidance in the new staff position is to be applied prospectively to intangible assets acquired after December 31, 2008. In addition, FSP No. 142-3 increases the disclosure requirements related to renewal or extension assumptions. The Company does not believe implementation of FSP No. 142-3 will have a material impact on its financial statements.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 2                 Summary of Significant Accounting Policies – (cont’d)

New Accounting Standards

Recently issued accounting pronouncements (Continued)

In May 2008, the FASB issued Statement No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES (“FSP EITF No. 03-6-1”).  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company’s financial statements.

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

Note 3                 Amounts Receivable

Amounts receivable of $15,071 (2007 - $32,360) consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 4                 Plants and Equipment

	2008
	Cost	Accumulated Amortization	Net Book
Vehicles	$105,719	$(33,003)	$72,716
Machinery	510,130	(147,393)	362,737
Computer and office equipment	136,538	(73,314)	63,224
Leasehold improvements	19,483	(11,177)	8,306
	$771,870	$(264,887)	$506,983

Note 5                  Related Party Transactions

Rent expense of $35,835 (£18,000) was charged by a director of CPTL-UK for the fiscal year ended August 31, 2008.

During the year ended August 31, 2008, a company with a director in common advanced $815,000 for operations and this amount was converted to common shares under the terms of a pre-existing agreement at $0.25 per share for a total of 3,260,000 shares.

During the year ended August 31, 2008, the Company issued a total of 250,000 common shares to David William Thursfield, who was at the time of the issuance a director of the Company, as director’s fees.

On May 22, 2008, the Board of Directors approved an Employment Agreement (the “Agreement”) with Mr. Abdul Mitha, a director and executive officer of the Company.  Under the terms of the Agreement, the Company must employ Mr. Mitha until July 1, 2014, unless sooner terminated, with the provision of extending the term for an additional five (5) years upon mutual agreement between the Company and Mr. Mitha.  The Company has agreed to compensate Mr. Mitha with an annual base salary of $500,000 during the first year of the initial term, with annual increases of 20% per year thereafter during the term of the Agreement, payable in consistent payroll installments. The Company has also agreed to increase Mr. Mitha’s base salary to $750,000 when the Company generates in excess of $1,000,000 and up to $5,000,000 in gross revenue.  In the event that the Company is unable to pay the base salary in cash to Mr. Mitha, the Company is required to provide compensation within ninety (90) days by way of restricted shares of common stock, issued at $0.50 per share.  Mr. Mitha is entitled to receive bonus payments or incentive compensation, as may be determined by the Board of Directors of the Company, relating to various share issuances and stock incentive compensation as outlined in the Agreement.  Mr. Mitha is also entitled to participate in all stock option plans of the Company in effect during the term of employment. The Company shall take all action reasonably requested by the Executive to permit any cashless exercise of the options as permitted under the Company’s Stock Option Plan. The Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement.  The options vest immediately upon issuance and these option shares shall be exercisable by Mr. Mitha within 5 years from the date of such options becoming due and exercisable.  As compensation for the services provided by Mr. Mitha to the Company from April 27, 2004 through the date of the Agreement, the Company has agreed to give Mr. Mitha 4,000,000 shares of the Company’s restricted common stock.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 5                       Related Party Transactions (Cont'd)

The shares were valued during the quarter at the closing price of the Company’s common stock on the effective date of the Agreement, May 1, 2008, or $0.65 per share for a total of $2,600,000 which amount has been expensed. As at the fiscal year ended August 31, 2008 Mr. Mitha has charged $166,667 of which $40,000 has been paid and $126,667 has accrued with respect to his monthly salary obligation.

During the year ended August 31, 2008, the Company issued 3,021,586 shares of common stock to retire debt, including accrued interest totaling $51,690 as at the date of settlement, at $0.50 per share.  Interest expense of $41,970 was imputed at 10% in respect to these advances for the period prior to the execution of the convertible debenture ended February 28, 2007.  The debt was due to Abdul Mitha, the Company’s President and CEO.  During the fiscal year ended August 31, 2008 Mr. Mitha advanced an additional $545,925 for operations, of which a total of $109,865 was repaid against principal. As at August 31, 2008 the Company owed $447,556 ($1,269,723 – 2007) including accrued interest of $11,496, to Mr. Mitha under the terms of a convertible debenture approved September 28, 2006, with terms noted below:

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

During the year ended August 31, 2008 the Company recorded amortization of loan discount in the amount of $58,099 (2007 - $24,694).  Unamortized discount at August 31, 2008, which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the provisions of the proceeds at August 31, 2008, is $308,035 (2007 - $241,068), which amount is being amortized over  the term of the note(s) or until conversion.

On April 24, 2006 CPTI entered a research and development agreement (the “Agreement”) to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights with two directors and officers of CPTL-UK.  Under the terms of the Agreement, the Company agreed to retain one director as the Company’s project director at a fee of £3,000 (US$5,972) per month for a period of 36 months commencing May 2006 and the second director as the Company’s project manager at a fee of £6,000 (US$11,945) per month for a period of 36 months commencing May 2006.  During March 2008 the monthly fee for the project manager was increased to £10,000 (US$19,908).   On August 8, 2008 the project manager entered into a new employment agreement (the “Employment Agreement”) with the Company for a term of four (4) years.  Under the terms of the Employment Agreement, from March 1, 2009 and on each subsequent anniversary during the term of the Employment Agreement, the project manager is entitled to an annual salary increase of 10%, as well as the following performance based compensation:

-	500,000 shares of common stock when the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer is successfully tested;
-	1,000,000 shares of common stock when the first Refrigeration Unit is commercially sold;

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 5               Related Party Transactions (Cont'd)

-
1,000,000 shares of common stock each time the heat recovery system for (i) the Marine application or   (ii) an Auxiliary Steam Engine for trucks or similar engines based on steam recovery are commercially sold to the first customer;

-	1,000,000 shares of common stock when the first automobile which is developed on the heat recovery system is successfully tested and verified by the E.P.A; and

-	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

During the period ended August 31, 2008, these directors of CPTL-UK received $266,617 (2007 - $210,384) for services rendered pursuant to management contracts.  On August 5, 2008 both the project manager and project director resigned as directors of CPTL-UK.   The project manager, Michael Burns, who is also a director of the Company,  remains an officer of CPTL-UK by virtue of his appointment as secretary.

Additionally under the terms of the above-noted Agreement, the Company agreed to fund all future costs for research, development, patenting, licensing and marketing of the technology in exchange for the transfer of all rights and interests in technology to the Company.  As payment for this technology, the Company’s subsidiary issued 2,000,000 shares of its common stock at $0.001, which shares were exchanged for 2,000,000 shares of the Company’s common stock.  Additionally the Company has agreed to fund up to £2,000,000 (US$4,027,800) towards the development of the technology.

On July 26, 2006, the CPTL-UK entered into a lease agreement with a former director of CPTL-UK to lease the office and laboratory premises for a term of three years. (see Note 6).

Note 6                 Commitments

(a) On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $35,838 (£18,000) plus applicable taxes, and is payable quarterly.  During the fiscal year ended August 31, 2008 the CPTL-UK paid rent of $35,838 ($35,251 – 2007) in respect of this lease.

CPTL-UK is required to make minimum lease payments totalling $20,905 over the remaining term of the lease.

(b) On July 1, 2007 CPTL –UK entered into a six month renewable lease agreement for a corporate apartment located in Surrey, United Kingdom.  The lease expired on December 31, 2007 and was most recently renewed on July 1, 2008.  The lease calls for monthly rent in the amount of $3,782 (£1,900) plus applicable taxes. During the fiscal year ended August 31, 2008 the CPTL-UK paid rent of $45,395 ($7,442 – 2007) in respect of this lease.

CPTL-UK is required to make minimum lease payments over the remaining term of the lease as follows:

Lease Period	Annual Payment

Year ending August 31, 2009	$15,132

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 6                 Commitments (Cont'd)

(c)
On June 21, 2006, the Company entered into an investor relations agreement for a period of one year for consideration of $2,500 per month and has granted 200,000 share purchase options exercisable at $1.30 per share until July 1, 2008.  The options vested quarterly over the fiscal year ended August 31, 2007 and expired unexercised in fiscal 2008.

(d)
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

(e)
By an agreement dated January 4, 2007, the Company executed an Investment Agreement and a Registration Rights Agreement with the Dutchess Private Equities Fund Ltd. (“Dutchess”).  Under the terms of these agreements, Dutchess has extended an equity line of credit of up to $10,000,000 to be taken down at the Company’s election, either a) 200% of the average US daily volume of the common stock for the 10 trading days prior to the put notice date multiplied by the average of the three daily closing bid prices immediately proceeding the put date or b) $250,000 upon the registration of the initial amount of 10,000,000 common shares by the Company which will be used for the draw down of funds.  The registration statement, which was declared effective by the U.S. Securities and Exchange Commission (“SEC”), provides for the offering of securities on a continuing basis.  The agreement further calls for the Company to pay a 1% fee to a registered broker dealer to a maximum of $10,000 on each draw down of funds under the Investment Agreement.  The Company retained legal counsel to prepare the registration statement on Form SB-2 which was filed during the quarter ending May 31, 2007.  The registration statement was declared effective by the U.S. Securities and Exchange Commission on April 11, 2007.  As at August 31, 2008 the Company has not drawn down any funds under the equity line and the agreement has been canceled as of June 25, 2008.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 6                 Commitments (Cont'd)

(f)	During fiscal 2007 the Company entered into an agreement with Gersten Savage LLP in connection with the filing and prosecution of certain patent applications with respect to the Unitary Engine and
Reservoir Engine Inventions.  Under the terms of the agreement, the Company agreed to pay fixed fees as follows:

▪	$333,333 worth of the Company’s restricted common shares with a deemed value of $1.16 per share. During fiscal 2007 the Company issued a total of 287,357 common shares in respect to this provision.

▪
$166,666 in cash upon the effectiveness of the Registration Statement to be paid as follows:  $15,000 upon signing of the agreement and $10,000 per month commencing 120 days from the date of effectiveness until such time as the cash amounts are settled in full.  During the fiscal year ended August 31, 2008 the Company retired this obligation in full.

(g)
During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which amount £15,000 (approximately U.S. $31,000) is due upon signing the agreement.  The remaining £25,000 (approximately U.S. $51,000) was due in two payments, in July, 2007 and September 2007 respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (approximately U.S. $24,400) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.  As at August 31, 2008 the Company has remitted a total of £35,000 (approximately U.S. $70,000) with respect to the costs related to the project fee and a further £10,500 (approximately U.S. $21,000) with respect to quarterly payment requirements. The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.  As at August 31, 2008 the Company was current in its payments to Abchurch under the revised contract terms.

(h)
On March 17, 2008, the Company entered into an agreement with steam technology specialist Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as a consultant for the further development of the Company's Clean Energy Storage and Recovery ('CESAR') technology. Under the terms of the agreement DLM will provide a preliminary study to the Company at a cost of €34,375 (approximately U.S. $52,000) payable in 3 installments as follows:

-	25% of the total sum upon signing of the engagement;
-	25% of the total sum upon presentation of the first results but not later than three (3) months after engagement date; and
-	Balance upon completion of work scope payable within 30 days of delivery of final invoice.

The Company remitted a payment of €9,000 (British Pounds) (approximately U.S. $13,600) concurrent with the execution of the engagement.  As at August 31, 2008 the second installment under the contract in the approximate amount of US $13,600 remained due and payable.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 6                 Commitments (Cont'd)

(i)
On July 28, 2008, the Company entered into an agreement with Mr. George McLaine whereunder Mr. McLaine will serve as a consultant to assist the Company with introductions to transportation companies in the Province of Alberta, Canada, and abroad with a purpose of locating collaborative partners to test the Company’s heat recovery systems in trucks and trailers.  In consideration for this service, Mr. McLaine will receive 32,000 shares of the Company’s common stock for each introduction that results in a collaboration agreement.  Further, Mr. McLaine will receive 25,000 shares of the Company’s common stock per annum for serving as a consultant to the Company.  The contract is for a period of two (2) years and may be renewed by mutual consent.  Mr. McLaine will also receive a 30% commission for any advance purchase orders received on the advance deposit required of 1% of the total purchase or $100 per unit ordered. 32,000 shares were issued under the agreement as of September 8, 2008.

(j)
During the year the Company’s subsidiary CPTL-UK entered into an employment contract with an IT specialist whereunder the employee will receive 25,000 shares of the Company’s common stock after the initial three (3) months, and 25,000 shares of the Company’s common stock each year on the anniversary of the completion of certain work projects up to a maximum of 100,000 shares.  25,000 shares were issued under the contract as of September 8, 2008.

Note 7                 Secured Convertible Note Financings

 Our Secured Convertible Note consists of the following financings as of August 31, 2008:

Carrying Value
8% face value $2,000,000 secured convertible note issued July 10, 2008 and due on July 10, 2010	$ (24,231)

On July 10, 2008, the Company entered into a financing arrangement with The Quercus Trust.  The financing arrangement involved the issuance of $2,000,000 of 8.0% secured convertible note, due July 10, 2010 plus warrants to purchase 4,285,715 (Class A Warrants) and 2,857,143 (Class B Warrants) shares of our common stock with strike prices of $0.60 and $0.80 respectively, for a period of five years. The secured convertible note is convertible into our common stock based upon a fixed conversion price of $0.35 but is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The holder has the option to redeem the secured convertible note for cash in the event of defaults and certain other contingent events, including a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.0% for defaults under this provision.

We received net proceeds of $1,815,000 from the July 10, 2008 financing arrangement. Incremental, direct financing costs of $185,000 (including placement agent warrants valued at $221,588 using the Black-Scholes-Merton valuation technique) are included in deferred financing costs and are subject to amortization using the effective method. Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $15,205.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 7             Secured Convertible Note Financings (Cont'd)

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put required bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, the Default Put is indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. We determined that placement agent warrants met the conditions for equity classification.  However, the investor warrants did not meet the conditions for equity classification. Therefore, the investor warrants are also required to be carried as a derivative liability, at fair value. Derivative financial instruments are carried initially and subsequently at their fair values.

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, compound derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

Derivative fair values on the inception date of the financing transaction were as follows:

	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible note due July 10, 2010	$(1,549,746)	$(2,769,857)	$(4,319,603)

Derivative fair values at August 31, 2008 were as follows:
	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible note due July 10, 2010	$(1,933,002)	$(3,372,000)	$(5,305,002)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date of the financing are illustrated in the following tables:

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 7                 Secured Convertible Note Financings (Cont'd)

Compound Embedded Derivative
$2,000,000 face value secured convertible note due July 10, 2010:
Conversion price	$0.35
Volatility	78.96%
Equivalent term (years)	1.82
Risk-free rate	2.30%-2.59%
Credit-risk adjusted yield	8.50%
Interest-risk adjusted rate	9.48%
Dividends	--

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	98.83%	98.83%
Term (years)	5.00	5.00
Risk-free rate	3.10%	3.10%
Dividends	--	--

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of August 31, 2008 are illustrated in the following tables:
Compound Embedded Derivative
$2,000,000 face value secured convertible note due July 10, 2010:
Conversion price	$0.35
Volatility	77.12%
Equivalent term (years)	1.63
Risk-free rate	2.17%-2.36%
Credit-risk adjusted yield	9.21%
Interest-risk adjusted rate	9.49%
Dividends	--

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	100.83%	100.83%
Term (years)	4.86	4.86
Risk-free rate	3.10%	3.10%
Dividends	--	--

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 8                 Common Stock

(a)	During the fiscal year ended August 31, 2008, the Company issued shares of common stock as follows:

(i)	4,000,000 shares with respect to an Employment Agreement with the Company’s CEO, Abdul Mitha. Refer to Note 5 – Related Party Transactions, above;

(ii)	700,000 shares with respect to the provision of certain consulting services by arms length third parties;

(iii)	250,000 shares in directors’ fees;

(iv)	600,000 shares with respect to the provision of certain administrative services;

(v)	3,260,000 shares in consideration of cash proceeds totalling $815,000 to a company with a director in common;

(vi)	3,021,586 shares with respect to the conversion of certain outstanding related party debt due to the Company’s CEO, Abdul Mitha. Refer to Note 5 – Related Party Transactions, above.

(b)	Stock Based Compensation

(i)	Stock Option Plans

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

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 8                 Common Stock (Cont'd)

(b)	Stock Based Compensation

(i)	Stock Option Plans (continued)

Assumptions used for the Black-Scholes model are as follows:

2006

Expected dividend yield	0.0%
Expected volatility	158%
Risk-free interest rate	3.18%
Expected term in years	2

The weighted average fair value of options granted is $0.97 per share.

During each of fiscal 2007 and 2008, the Company’s Board of Directors and stockholders approved a stock option and stock award plan for 2,000,000 and 2,500,000 common shares, respectively. There were no options granted under these plans during the years ended August 31, 2008 and 2007. Please refer below for details on stock awards issued during the most recently completed fiscal year under these plans.  During the fiscal year ended August 31, 2008, 200,000 share purchase options granted in fiscal 2006 expired unexercised.

(ii)	Executive stock options

On May 22, 2008, the Board of Directors approved an Employment Agreement (the “Agreement”) with Mr. Abdul Mitha, a director and executive officer of the Company (refer to Note 5 above).  Under the terms of the Agreement, the Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an  exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement  The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.   Further under the terms of the Agreement, all options issued to Mr. Mitha in accordance with the Agreement shall become immediately exercisable as to 100% of the shares of Common Stock not otherwise vested upon any termination of employment.

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
	6,000,000

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 8                 Common Stock (Cont'd)

(b)	Stock Based Compensation

(ii)	Executive stock options (continued)

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

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	t (years)	Volatility	Value
$0.65	$0.59	3.83%	5/1/2008	5/1/2014	3.0014	104.49%	$0.44
$0.65	$0.59	3.83%	5/1/2008	5/1/2015	3.5014	104.49%	$0.46
$0.65	$0.59	3.83%	5/1/2008	5/1/2016	4.0027	104.49%	$0.48
$0.65	$0.59	3.83%	5/1/2008	5/1/2017	4.5027	104.49%	$0.50
$0.65	$0.59	3.83%	5/1/2008	5/1/2018	5.0027	104.49%	$0.51
$0.65	$0.59	3.83%	5/1/2008	5/1/2019	5.5027	104.49%	$0.53

The fair value of the vested portion of options granted during the fiscal year ended August 31, 2008 totals $380,290 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The following table summarizes details of the vesting schedule and associated fair value calculations:

Option Grant date	Option Qty	Fair Market Value as at August 31, 2008	Amortization Term (In months)	Amortized value as at August 31, 2008
May 1, 2009	1,000,000	$436,289	12	$145,429
May 1, 2010	1,000,000	$459,696	24	$76,616
May 1, 2011	1,000,000	$479,958	36	$53,329
May 1, 2012	1,000,000	$497,553	48	$41,463
May 1, 2013	1,000,000	$512,982	60	$34,199
May 1, 2104	1,000,000	$526,583	72	$29,254
	6,000,000	$2,913,061		$380,290

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 8                 Common Stock (Cont'd)

(b)	Stock Based Compensation

(iii)	Issuance of stock awards

During the year ended August 31, 2008, the Company issued stock awards totaling 1,100,000 shares to arm’s length third parties under its 2007 Stock Option and Award plan as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the respective issue dates:

(i) April 17, 2008, or $0.65 per share with respect to 500,000 common shares, for a total of $325,000; and

(ii) June 11, 2008, or $0.43 per share with respect to 600,000 common shares, for a total of $258,000.

 Both amounts have been expensed during the current fiscal year.

Note 9                 Deferred Tax Assets

At August 31, 2008, the Company has incurred non-capital losses in the United States totaling approximately $7,018,000 (2007-$2,294,148) and non-capital losses in the U.K. totaling £1,109,000 (2007 - £488,978) which can be carried forward and applied against future taxable income.  The losses in the U.K. may be carried forward indefinitely and the losses in the United States expire in 2028.

At August 31, 2008 and 2007, the significant components of future income tax assets are as follows:
	2008	2007
Deferred tax assets
Non-capital losses carryforward	$3,229,000	$1,051,172
Valuation allowance for deferred tax asset	(3,229,000)	(1,051,172)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.  The increase in valuation allowance was $2,177,828 for the year ended August 31, 2008.

Note 10                 Other

On July 2, 2008, the Company filed its Definitive Information Statement on Schedule14C announcing that the board of the Company and the stockholders of the Company holding a majority of the outstanding shares of Common Stock of the Company approved amendments to the Articles of Incorporation to increase the Company’s authorized capital from 75,000,000 shares of Common Stock to 350,000,000 shares of Common Stock and to establish 200,000,000 shares of preferred stock consisting of 100,000,000 shares of Class “A” Preferred Stock and 100,000,000 shares of Class “B” Preferred Stock.  The amendment to the Articles of Incorporation took effect on July 29, 2008.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 10                 Other (Cont'd)

On July 28, 2008, the Company entered into a Memorandum of Understanding (“MOU”) with East-West Express Inc. (“East-West”).   The MOU sets out the high-level commercial principles of the collaboration between the Company and East-West whereby East-West will provide the Company with a Road Load Data Collection Vehicle for installation of the Company’s data gather systems to test the fuel and operating efficiencies of the Company’s heat recovery systems, noise and emission control.   The parties’ intent under the MOU is to prove the benefits of the Clean Power technology to East-West and upon successful testing, East-West and Clean Power shall enter into discussion to establish ongoing collaborations and commercial relationships.  Clean Power had agreed that for two years following completion of the test, it will make the Clean Power system (once in production) available to East-West in such quantities as East-West may order at prices and terms as favorable to East-West as those offered by the Company to any of its other customers.

On August 5, 2008, the Company entered into a Cooperation Agreement (the “Agreement”) with Voith Turbo GmbH & Co., KG (“Voith”). The Agreement sets out the terms and conditions whereby the Company and Voith have agreed to cooperate in the integration of Voith’s steam expander with auxiliary equipment, including  feed pump into a waste heat recuperation system for driving cooling aggregates of refrigerator trucks in the U.S. and Canada out of the waste heat of the diesel engine of the truck. Each party shall nominate a project manager, who shall have responsibility for the development work. Any prior technical information and know-how shall remain exclusive to each of the parties to the Agreement.  Any ongoing information developed from the project shall belong to both parties jointly. Each party shall have the right to use the jointly owned information, subject to any sub-licenses, which may only be granted subject to the other party’s written consent and shall contain market standard royalties.  Each party grants to the other party a royalty-free, non-exclusive license to use its background information for the term of the project solely for the purpose of fulfilling its work under the development project.  Each party shall grant to the other party a royalty-free, non-exclusive license to use its ongoing information for the term of the project and solely for the purpose of fulfilling the work under the project.  Any patent applications that may be filed as a result of the Agreement shall be jointly owned and each party shall be responsible equally for the costs of prosecution of said patents.  Any party that does not wish to register a patent in a country where the other party does wish to register, or to cease paying annual fees for upholding a patent, he shall forthwith inform the other party in writing.  Any other party may then at his own discretion start or continue the prosecuting of the application or the payment of the annual fees and shall thereby become the sole owner of all rights in the patent without further payment to the other party.

Note 11               Subsequent Events

On September 8, 2008 the Company issued stock awards totaling 225,000 shares to employees of wholly-owned subsidiary CPTL-UK under its 2007 Stock Option and Award plan as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the issue date, or $0.59 per share for a total of $132,750, which amount has been expensed.

On September 8, 2008 the Company issued stock awards totaling 32,000 shares to George McLaine, under its 2007 Stock Option and Award plan as compensation for services rendered under the consulting contract discussed above in Note 6 – Commitments.  The shares were valued at the closing price of the Company’s common stock on the issue date, or $0.59 per share for a total of $18,880, which amount has been expensed.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2008
(Stated in U.S. Dollars)

Note 11                 Subsequent Events (Cont'd)

On October 31, 2008 the Company signed a letter of intent (“LOI”) with Flukong Enterprise Inc. (“Flukong”) for a purchase order of up to 500 of Clean Power’s steam hybrid engines to provide fuel savings of 40 per cent or better in refrigerated trailer (‘reefer’) applications with Flukong Enterprise Inc., an Edmonton, Alberta based corporation. The LOI grants distributorship to Flukong for new customers in both Canada and China, and is renewable annually if Flukong can demonstrate inter alia its capacity to meet a sales target of a pre-agreed number of reefer engines per year.  Under the terms of the LOI, Flukong would purchase up to 500 of Clean Power’s hybrid refrigeration engines over an 18 month period, following their formal certification by US regulatory bodies, most notably the Environmental Protection Agency (“EPA”).  Furthermore, upon commencement of the first delivery, Clean Power would grant an option for Flukong to purchase an additional 1,000 reefer engines per year for two years. To secure these terms Flukong has paid a US$84,000 deposit to Clean Power Technologies.

Subsequent to the period covered by these financial statements the Company and Quercus agreed to extend the date for the filing of the registration statement on Form S-1, more particularly described under Note 7 to these financial statements.   The filing date is extended to November 19, 2008.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

ITEM 9A (T).              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2008, the disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.                      OTHER INFORMATION

On September 8, 2008 the Company issued stock awards totaling 225,000 shares to employees of wholly-owned subsidiary CPTL-UK under its 2007 Stock Option and Award plan as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the issue date, or $0.59 per share for a total of $132,750, which amount has been expensed.

On September 8, 2008 the Company issued stock awards totaling 32,000 shares to George McLaine, under its 2007 Stock Option and Award plan as compensation for services rendered under the consulting contract discussed above in Note 6 – Commitments.  The shares were valued at the closing price of the Company’s common stock on the issue date, or $0.59 per share for a total of $18,880, which amount has been expensed.

On October 31, 2008 the Company signed a letter of intent (“LOI”) with Flukong Enterprise Inc. (“Flukong”) for a purchase order of up to 500 of Clean Power’s steam hybrid engines to provide fuel savings of 40 per cent or better in refrigerated trailer (‘reefer’) applications with Flukong Enterprise Inc., an Edmonton, Alberta based corporation. The LOI grants distributorship to Flukong for new customers in both Canada and China, and is renewable annually if Flukong can demonstrate inter alia its capacity to meet a sales target of a pre-agreed number of reefer engines per year.  Under the terms of the LOI, Flukong would purchase up to 500 of Clean Power’s hybrid refrigeration engines over an 18 month period, following their formal certification by US regulatory bodies, most notably the Environmental Protection Agency (“EPA”).  Furthermore, upon commencement of the first delivery, Clean Power would grant an option for Flukong to purchase an additional 1,000 reefer engines per year for two years. To secure these terms Flukong has paid a US$84,000 deposit to Clean Power Technologies.

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers and promoters as of October 31, 2008:

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. We also have provided a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

NAME	AGE	POSITION
Abdul Mitha	63	Director, Principal Executive Officer
Diane Glatfelter	42	Director, Secretary and Principal Financial Officer
Michael Burns	53	Director
Robert Bayley	56	Director
Peter Gennuso	37	Director

Our executive officers are elected annually by our Board of Directors.

Abdul Mitha, President, Chief Executive Officer and Member of the Board of Directors
On September 28, 2006, Abdul Mitha was elected to the Board of Directors of the Company. Mr. Abdul Mitha has served as the Issuer’s President since June 2, 2006 and Vice President Finance since July 30, 2005. Mr. Mitha is the sole director and President of our U.K. Subsidiary and the sole director and officer of our Nevada subsidiary.  Mr. Mitha has over twenty-five years of domestic and international experience in the management of ongoing and start-up public and private companies. Mr. Mitha has provided consulting and advisory services to various start-up businesses in Canada including Findex Resources, Inc., Meritworld.Com Inc., and E-Com Interactive, Inc. From March 1991 to September 2005, Mr. Mitha was the President and shareholder of AVS 90 PV Associates Ltd. a company which acted as an advisor and consultant to start up companies, and was involved in the financing and negotiating of joint venture projects. From September 2005, to present, Mr. Mitha was the President and a director of Unicus Corporation, a company involved in the promotion of steam and gas technologies.  Mr. Mitha practiced law at the English Bar from 1972 - 1977 when he immigrated to Canada. Since 1977, Mr. Mitha has been an entrepreneur in business and real estate investments. Mr. Mitha received his MA in Comparative Law from Brunel University, Middlesex, England and is a Barrister-at-Law with the English Bar. Mr. Mitha was a member of the British Institute of Management from 1973 to 1978 and a member of the Institute of Arbitrators (England) from 1972 to 1978.

Mr. Mitha is not an officer or director of any other reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

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

Michael Burns, Member of the Board of Directors
Mr. Michael Burns was appointed as a director of the Issuer on May 23, 2006.  He is the Secretary of our U.K. Subsidiary.  Mr. Burns is an engineer with experience in the field of control systems, and project management. From December, 2002 to the date of this filing, Mr. Burns was the managing director for Engineering Verification Services Ltd., a company offering various automotive design and development projects including a heat recovery steam engine hybrid vehicle project with MitsuiBabcock. From April 2001 to December 2002, Mr. Burns held the position of Chief Engineer, Engineering Verification Services and Business Unit Manager with TWR Engineering Worthing Technical Centre. From October 1994 to April 2001, Mr. Burns was employed by the Daewoo Motor Company with his final position being Chief Engineer, vehicle testing, prototype building and executive board member. He had under management a department of 240 people. Mr. Burns resides in the United Kingdom.

Mr. Burns is not an officer or director of any other reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Robert Bayley, Member of the Board of Directors
Mr. Bob Bayley was appointed as a member of the Board of Directors on May 15, 2008. Mr. Bayley is a chartered engineer who holds a B.Sc. Mechanical Engineering and Economic studies degree. From June 2002 to June 2003, Mr. Bayley was a project and maintenance manager for Foster Wheeler and from July 2003 to February 2004, Mr. Bayley became head of mechanical engineering for BG Plc., Kazakhstan, whereby he provided technical and mechanical engineering support to the production, design and construction of various projects. Mr. Bayley obtained the position of maintenance manager for BG Plc from February 2004 to June 2006. Mr. Bayley currently is an asset integrity specialist for BG Plc., Egypt. He has held this position with BG Plc since June 2006.

Mr. Bayley is not an officer or director of any other reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Peter Gennuso, Member of the Board of Directors
Mr. Peter J. Gennuso was appointed as a member of the Board of Directors on May 15, 2008.   Mr. Gennuso is a partner at Gersten Savage LLP, a law firm located in New York, NY, where he specializes in corporate and securities law including securities offerings, venture capital, private equity, mergers, acquisitions and emerging growth companies. He has been with Gersten Savage since May 2004, initially starting as an associate in the firm’s corporate and securities department. Prior to joining Gersten Savage, Peter was an associate at a New York City law firm. Mr. Gennuso is currently legal counsel for Clean Power Technologies Inc. and has served as legal counsel since December 27, 2006. He earned a JD and MBA (Finance) from Pace University in 1998.

Mr. Gennuso is not an officer or director of any other reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Involvement In Certain Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

ADVISORY BOARD:

The Company has an advisory board as detailed below:

Professor Fred Bayley:

Fred Bayley is professor emeritus in the University of Sussex, which he joined in 1966 as the founding Professor of Mechanical Engineering. He moved from Newcastle where after a spell in marine engineering on the Tyne he had become lecturer and, later, reader in the University Department of Mechanical Engineering. He has taught and researched in heat transfer and fluid mechanics while acting also as a consultant to the process and power industries. The experience thus gained has been applied to gas turbines and recently to hybrid vehicles. The UK Institution of Mechanical engineers awarded him the 2001 Dugald Clerk Prize for his paper on the saturated liquid accumulator to the Total Vehicle Conference. Professor Bayley is the principal inventor of the CESARS technology.

James Mason:

Mr. Jim Mason is a career automotive engineer and strategic consultant, initially trained by General Motors. After an early career in programme management with GM Vauxhall and Leyland Trucks, Jim joined ENASA Pegaso, the Spanish national truck and bus maker, as Technical Director responsible for Advanced Technology, Product Planning and Engineering. Based in Madrid, he was intimately involved in acquisitions, such as UK truck-maker Seddon-Atkinson , and the process of privatising the Company -- which culminated in its acquisition by Iveco (Fiat Commercial Group) in 1990.

Jim returned to the UK, running his own engineering consultancy, until joining Daewoo in 1995 to head up their strategic initiative aimed at establishing a credible design and engineering centre in Europe. Since retiring from full-time employment in 2003 he has continued acting as a consultant to auto-engineering companies and to private equity businesses requiring technical due diligence for proposed acquisitions. Jim is also a Chartered Engineer (CEng.), a Fellow of the Institution of Mechanical Engineers (FIMechE), and a Member of the Society of Automotive Engineers (MSAE).

Christopher Althorp-Gormlay

Christopher is a private equity specialist and is heavily experienced in merger and acquisition transactions, spanning a long career in investment banking and venture capital. He is a partner at SKG Equity Partners, a boutique investment bank, as well as a Non-Executive Director and principal investor to numerous private companies.

Christopher focuses on the corporate finance requirements of corporations, advising on both capital and equity markets, as well as IPO and cross-border listings. He started his career as a management consultant and has advised on numerous transactions within the engineering sector. He is also a fellow of the Royal Society for the Encouragement of Arts, Manufacturers and Commerce, and is a patron member of the Genesis Initiative -- the lobbyist and support group for small business.

Compensation paid to the Advisory Board is detailed under Director’s Compensation below.  Mr. Mason and Mr. Althorp-Gormlay each received 100,000 shares of the common stock of the Company as compensation for acting on the Advisory Board of the Company.

Promoters and Control Persons

Not Applicable

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Robert Bayley	Director	Late/1	Late/1	Late/1
Peter Gennuso	Director	Late/1	N/A	N/A
Abdul Mitha	Principal Executive Officer and Director	N/A	Late/1	Late/1

Code of Ethics

The Board of Directors of the Company approved a code of ethics on February 10, 2007. The code of ethics as it relates to our principal officers has been posted on the Company’s website. The Company will file a copy of the code of ethics with its annual report as required by the regulatory authorities. Any security holder may write to the Company at the address set out on page 1 and request a copy of the document.

Corporate Governance

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee.   The Board of Directors performs the same functions as an audit committee.  The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

ITEM 11.                      EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The Board of Directors approved a stock option and stock award plan on February 10, 2007 (the “2007 Plan”). Under the 2007 Plan, a maximum of 2,000,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2007 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors.

The Board of Directors approved a stock option and stock award plan on February 10, 2008 (the “2008 Plan”). Under the 2008 Plan, a maximum of 2,000,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2008 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors.

The Company’s 2007 Plan and 2008 Plan (collectively the “Plans”) are to be used to maintain the ability of the Company and its subsidiaries to attract and retain highly qualified and experienced directors, officers, employees and consultants (“Participants”) and to give such Participants a continued proprietary interest in the success of the Company and its subsidiaries. Pursuant to this Plan, eligible Participants will be provided the opportunity to participate in the enhancement of stockholder value through the grants of options, stock appreciation rights, awards of free trading stock and restricted stock, bonuses and/or fees payable in stock, or any combination thereof.

The Company’s Plans are currently administered by its Principal Executive Officer, Mr. Abdul Mitha under the guidelines of the plans as detailed below:

The Administrator shall have the authority, in its discretion:

i.	to determine the fair market value of the securities to be issued under these Plans;

ii.	to select the Participants to whom the Options and Stock Awards may be granted thereunder;

iii.	to determine whether and to what extent Options or Stock Awards or any combination thereof, are granted thereunder;

iv.	to determine the number of shares of Common Stock or equivalent units to be covered by each Option and Stock Award granted thereunder;

v.	to approve forms of agreement for use under these Plans;

vi.
to determine the terms and conditions, not inconsistent with the terms of these Plans, of any Option or Stock Award granted hereunder. Such terms and conditions include, but are not limited to, the exercise price, the time or times when Options may be exercised (which may be based on performance criteria), any vesting acceleration, and any restriction or limitation regarding any Option or Stock Award or the shares of Common Stock relating thereto, based in each case on such factors as the Administrator, in its sole discretion, shall determine;

vii.	to construe and interpret the terms of this Plan and Options or Stock Awards;

viii.
to prescribe, amend and rescind rules and regulations relating to the Plans, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

ix.	to modify or amend each Option or Stock Award (subject to Section 18(c) of the Plans);

x.	to authorize any person to execute on behalf of the Company any instrument or treasury order required to effect the grant of an Option or Stock Award previously granted by the Administrator; and

xi.	to make all other determinations deemed necessary or advisable for administering these Plans.

The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

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

Following is a table outlining the number of options required to be granted as fully vested under the Agreement at each anniversary date and the term of said options:

Date	Number of Options	Expiry Date
May 1, 2009	1,000,000	April 30, 2014
May 1, 2010	1,000,000	April 30, 2015
May 1, 2011	1,000,000	April 30, 2016
May 1, 2012	1,000,000	April 30, 2017
May 1, 2013	1,000,000	April 30, 2018
May 1, 2014	1,000,000	April 30, 2019
TOTAL	6,000,000

On August 8, 2008, the project manager entered into a new employment agreement (the “Employment Agreement”) with the Company for a term of four (4) years.  Under the terms of the Employment Agreement, from March 1, 2009 and on each subsequent anniversary during the term of the Employment Agreement, the project manager is entitled to an annual salary increase of 10%, as well as the following performance based compensation:

-	500,000 shares of common stock when the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer is successfully tested;
-	1,000,000 shares of common stock when the first Refrigeration Unit is commercially sold;
-
1,000,000 shares of common stock each time the heat recovery system for (i) the Marine application or   (ii) an Auxiliary Steam Engine for trucks or similar engines based on steam recovery are commercially sold to the first customer;

-	1,000,000 shares of common stock when the first automobile which is developed on the heat recovery system is successfully tested and verified by the E.P.A; and,
-	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

The stock options and stock awards under these two above contracts were not issued under either of the Company’s stock option and stock award plans, but will be issued directly from Company treasury, if earned.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abdul Mitha Principal Executive Officer	2008	$166,667	-0-	-0-	$2,913,061	-0-	-0-	$2,600,000	$5,679,728
Abdul Mitha Principal Executive Officer	2007	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Abdul Mitha Principal Executive Officer	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Diane Glatfelter Principal Financial Officer	2008	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards $	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Diane Glatfelter Principal Financial Officer	2007	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Diane Glatfelter Principal Financial Officer	2006	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Burns, Secretary of UK Subsidiary	2008	$191,119	-0-	-0-	-0-	-0-	-0-	-0-	$191,119
Michael Burns, Secretary of UK Subsidiary	2007	$140,976	-0-	-0-	-0-	-0-	-0-	-0-	$140,976
Michael Burns, Secretary of UK Subsidiary	2006	$35,692	-0-	-0-	-0-	-0-	-0-	-0-	$35,692

Grants of Plan Based Awards

There were no awards made to any of our executive officers under our 2007 or 2008 Stock Option and Stock Award Plans.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of our latest fiscal year end August 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Abdul Mitha	Nil	6,000,000	Nil	See (1) below	See (1) below	Nil	Nil	Nil	Nil
Diane Glatfelter	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael Burns	Nil	Nil	Nil	Nil	Nil	5,500,000	See (2) below	Nil	Nil

(1) Mr. Mitha has the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement.   The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.

(2)   Mr. Burns has the right to stock awards based on benchmarks of development more particularly described above.  We have not valued the awards as they are not yet earned.  Based on the closing price of the Stock as of August 8, 2008 the awards would have had a value of $4,125,000.

Option exercises and stock vested table
There were no shares acquired by any of our executive officers from the exercise of stock options or from stock awards or stock appreciation rights during fiscal 2008.

Pension Benefits

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors.  We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Nonqualified and defined contribution and other nonqualified deferred compensation plans.

The Company has no nonqualified plans at the current time.

Potential Payments upon termination or change in control

Other than the agreement with Mr. Abdul Mitha, described above, the Company does not have any termination of employment or change in control arrangements with any of its executive officers.

Directors Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total
David Thursfield, Director	-0-	250,000	-0-	-0-	-0-	-0-	250,000
James Mason, Advisory Board Member	-0-	100,000	-0-	-0-	-0-	-0-	100,000
Christopher Althorp-Gormlay Advisory Board Member	-0-	100,000	-0-	-0-	-0-	-0-	100,000

Other than those stock awards detailed above, we did not pay director's fees to Company Directors and Advisory Board Members by way of cash or other cash compensation for services rendered as a director in the year ended August 31, 2008.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than indicated in this Annual Report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

			Number of securities
			remaining avalable for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	N/A	3,400,000
Equity Compensation Plans not approved by security holders	6,000,000(1)	$0.59	-0-
Total	6,000,000	$0.59	3,400,000
(1) These options were issued pursuant to an employment agreement between the Company and Mr. Abdul Mitha,  its Chief Executive Officer.  Under the terms of the Agreement, the Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an  exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement  The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.

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
	6,000,000

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information, as of October 31, 2008, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Doosan Babcock Energy Ltd. 11 The Boulevard, Crawley, West Sussex, U.K.	4,000,000 shares held directly	6.1%
Common	Richard Schmidt 2627 Laurel, Calgary, Alberta T3E 6B4	3,750,000 shares held directly	5.7%
Common	Seabreeze Capital Inc. 12 Baymen & Calle Al Mar Belize City, Belize	3,464,519 shares held directly	5.2%
Common	Abdul Mitha 32 Hawkwood Pl N.W. Calgary, Alberta T3G 1X6 CEO, President, Director	9,266,141(2) common shares of which 7,266,141 (3) common shares are held directly and 2,000,000(4) common shares are held indirectly	14.03%
Common	The Quercus Trust 2309 Sanhago Drive Newport Beach, CA 92660	12,857,143 common shares held directly(5)	16.30%
(1)	Based upon 66,042,748 issued and outstanding shares of common stock as of October 31, 2008.
(2)
This does not include 6,000,000 options which are required to be issued to Mr. Mitha pursuant to his employment contract over the period of his contract or upon his termination.  The Company does not anticipate any termination of Mr. Mitha’s contract at this time and have determined not to include these 6,000,000 options in the calculation as none have yet been earned pursuant to the contract.

(3)	This amount includes 895,112 common shares which are available for issue under the terms of a convertible loan with Mr. Mitha.
(4)
These 2,000,000 common shares are owned by Mr. Mitha’s wife, who owns 500,000 shares of common stock and Mr. Mitha’s son and daughter, who each own 750,000 shares of common stock.  Mr. Mitha disclaims any beneficial ownership of these shares.

(5)
These common shares are to be issued pursuant to a Convertible Debenture in the amount of $2,000,000 and Class A and Class B warrants whereby the holder has the right to convert a total of 5,714,286 common shares pursuant to the convertible debenture and to exercise a total of 4,285,714 common shares pursuant to the Class A warrants and 2,857,143 common shares pursuant to the Class B warrants.

SECURITY OWNERSHIP OF OUR BOARD OF DIRECTORS AND EXECUTIVE MANAGEMENT AND OUR ADVISORY BOARD MEMBERS

The following table shows, as of October 31, 2008, the shares of Clean Power Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors of the Company and the Advisory Board of the Company and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS (1)
Common	Abdul Mitha Director and Officer	9,266,141(2) common shares of which 7,266,141 (3) common shares are held directly and 2,000,000(4) common shares are held indirectly	14.03%
Common	Michael Burns Director	1,050,000 common shares of which 1,000,000 are held directly and 50,000(5) common shares are held indirectly	1.59%
Common	Diane Glatfelter Director and Officer	240,150 common shares held directly	0.04%

Common	Frederick Bayley Member of the Advisory Board	1,000,000 common shares of which 500,000 common shares are held directly and 500,000(6) common shares are held indirectly	1.51%
Common	Robert Bayley Director	160,563 common shares held directly	0.02%
Common	Peter J. Gennuso Director	71,839 common shares held directly	0.01%
Common	James Edward Mason Member of the Advisory Board	100,000 common shares held directly	0.01%
Common	Christopher Althorp-Gormlay Member of the Advisory Board	100,000 common shares held directly	0.01%
Common	All Officers and Directors as a group	Common shares	17.23%
Notes
(1)	Based upon 66,042,748 issued and outstanding shares of common stock as of October 31, 2008.
(2)
This does not include 6,000,000 options which are required to be issued to Mr. Mitha pursuant to his employment contract over the period of his contract or upon his termination.  The Company does not anticipate any termination of Mr. Mitha’s contract at this time and have determined not to include these 6,000,000 options in the calculation as none have yet been earned pursuant to the contract.

(3)	This amount includes 895,112 common shares which are available for issue under the terms of a convertible loan with Mr. Mitha.
(4)
 These 2,000,000 common shares are owned by Mr. Mitha’s wife, who owns 500,000 shares of common stock and Mr. Mitha’s son and daughter, who each own 750,000 shares of common stock.  Mr. Mitha disclaims any beneficial ownership of these shares.

(5)	The 50,000 common shares are owned by Mr. Burn’s wife. Mr. Burns disclaims any beneficial ownership of these shares.
(6)	The 500,000 common shares are owned by Mr. Bayley’s wife. Mr. Bayley disclaims any beneficial ownership of these shares.

CHANGES IN CONTROL

Not Applicable

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE.

Certain Relationships and Related Transactions

During fiscal 2008, the Company paid approximately $163,024 during fiscal 2008 to Gersten Savage LLP in connection with legal services.   Mr. Peter Gennuso, a member of the Company’s Board of Directors, is a partner at Gersten Savage LLP.

During fiscal 2008, the Company issued 3,021,586 shares of common stock to retire debt at $0.50 per share. The debt was due to Abdul Mitha, President.

During fiscal 2008, the Company granted and issued a stock award of 250,000 common shares to Gordon Mak, a consultant to the Company. The stock awards were valued at $0.65 per common share at the time of issuance.

During fiscal 2008,  the Company granted and issued a stock award of 250,000 common shares to Richard Schmidt, an affiliate of the company.   The stock awards were valued at $0.65 per common share at the time of issuance.

During fiscal 2008, the Company granted and issued a stock award of 100,000 common shares to Christopher Althorp-Gormlay, an advisory board member.  The stock awards were valued at $1.00 per common share at the time of issuance.

During fiscal 2008, the Company granted and issued a stock award of 100,000 common shares to James Mason, an advisory board member.  The stock awards were valued at $1.00 per common share at the time of issuance.

During fiscal 2008, rent expense of $35,835 (£18,000) was charged by a director of  the Company and of CPTL-UK.

During fiscal, 2008, a company with a director in common advanced $815,000 for operations and this amount was converted to common shares under the terms of a pre-existing agreement at $0.25 per share for a total of 3,260,000 shares.

During fiscal 2008,  the Company issued a total of 250,000 common shares to David William Thursfield, who was at the time of the issuance a director of the Company, as director’s fees.  The common shares were valued at $250,000 as at the time of issuance.

During fiscal 2008, the Board of Directors approved an Employment Agreement (the “Agreement”) with Mr. Abdul Mitha, a director and executive officer of the Company.  Under the terms of the Agreement, the Company must employ Mr. Mitha until July 1, 2014, unless sooner terminated, with the provision of extending the term for an additional five (5) years upon mutual agreement between the Company and Mr. Mitha.  The Company has agreed to compensate Mr. Mitha with an annual base salary of $500,000 during the first year of the initial term, with annual increases of 20% per year thereafter during the term of the Agreement, payable in consistent payroll installments. The Company has also agreed to increase Mr. Mitha’s base salary to $750,000 when the Company generates in excess of $1,000,000 and up to $5,000,000 in gross revenue.  In the event that the Company is unable to pay the base salary in cash to Mr. Mitha, the Company is required to provide compensation within ninety (90) days by way of restricted shares of common stock, issued at $0.50 per share.  Mr. Mitha is entitled to receive bonus payments or incentive compensation, as may be determined by the Board of Directors of the Company, relating to various share issuances and stock incentive compensation as outlined in the Agreement.  Mr. Mitha is also entitled to participate in all stock option plans of the Company in effect during the term of employment. The Company shall take all action reasonably requested by the Executive to permit any cashless exercise of the options as permitted under the Company’s Stock Option Plan. The Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement.  The options vest immediately upon issuance and these option shares shall be exercisable by Mr. Mitha within 5 years from the date of such options becoming due and exercisable.  As compensation for the services provided by Mr. Mitha to the Company from April 27, 2004 through the date of the Agreement, the Company has agreed to give Mr. Mitha 4,000,000 shares of the Company’s restricted common stock.

The shares were valued during the quarter at the closing price of the Company’s common stock on the effective date of the Agreement, May 1, 2008, or $0.65 per share for a total of $2,600,000 which amount has been expensed. As at the fiscal year ended August 31, 2008 Mr. Mitha has charged $166,667 of which $40,000 has been paid and $126,667 has accrued with respect to his monthly salary obligation.

During fiscal 2008, the Company issued 3,021,586 shares of common stock to retire debt, including accrued interest totaling $51,690 as at the date of settlement, at $0.50 per share.  Interest expense of $41,970 was imputed at 10% in respect to these advances for the period prior to the execution of the convertible debenture ended February 28, 2007.  The debt was due to Abdul Mitha, the Company’s President and CEO.  During the fiscal year ended August 31, 2008 Mr. Mitha advanced an additional $545,925 for operations, of which a total of $109,865 was repaid against principal. As at August 31, 2008 the Company owed $447,556 ($1,269,723 – 2007) including accrued interest of $11,496, to Mr. Mitha under the terms of a convertible debenture approved September 28, 2006, with terms noted below.

•	the director and/or his assignees may provide funding up to $6 million U.S. dollars ($6,000,000);
•	the convertible debenture is secured by all the assets of the Company;
•	amounts due under the convertible debenture including principal and interest shall be convertible at $0.50per share and may be convertible in total or in part;
•	the Company shall execute a promissory note for all funds received as at February 28, 2007, and eachquarter thereafter for any funds received during that quarter (the “Promissory Notes”);
•	amounts advanced bear interest at 8% per annum which shall accrue and be paid on the maturity date of each Promissory Note. Each note shall mature two (2) years from the date of issue; and

•	the Company may elect to repay the debenture at any time, without penalty, or upon the director advisingof his election to convert the amount owed into common shares.

During fiscal 2008 the Company recorded amortization of loan discount in the amount of $58,099 (2007 - $24,694).  Unamortized discount at August 31, 2008, which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the provisions of the proceeds at August 31, 2008, is $308,035 (2007 - $241,068), which amount is being amortized over  the term of the note(s) or until conversion.

On April 24, 2006, CPTI entered a research and development agreement (the “Agreement”) to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights with two directors and officers of CPTL-UK.  Under the terms of the Agreement, the Company agreed to retain one director as the Company’s project director at a fee of £3,000 (US$5,972) per month for a period of 36 months commencing May 2006 and the second director as the Company’s project manager at a fee of £6,000 (US$11,945) per month for a period of 36 months commencing May 2006.  During March 2008 the monthly fee for the project manager was increased to £10,000 (US$19,908).   On August 8, 2008 the project manager entered into a new employment agreement (the “Employment Agreement”) with the Company for a term of four (4) years.  Under the terms of the Employment Agreement, from March 1, 2009 and on each subsequent anniversary during the term of the Employment Agreement, the project manager is entitled to an annual salary increase of 10%, as well as the following performance based compensation:

•	500,000 shares of common stock when the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer is successfully tested;
•	1,000,000 shares of common stock when the first Refrigeration Unit is commercially sold;
•
1,000,000 shares of common stock each time the heat recovery system for (i) the Marine application or (ii) an Auxiliary Steam Engine for trucks or similar engines based on steam recovery arecommercially sold to the first customer;

•	1,000,000 shares of common stock when the first automobile which is developed on the heat recovery
•	system is successfully tested and verified by the E.P.A; and
•	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

During the period ended August 31, 2008, directors of CPTL-UK received $266,617 for services rendered pursuant to management contracts.  On August 5, 2008 both the project manager and project director resigned as directors of CPTL-UK.   The project manage remains an officer of CPTL-UK by virtue of his appointment as secretary.

Director Independence

As of the date of this Annual Report, we have one independent director, Robert Bayley.

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

2.            the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.            the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.            the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5. the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

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

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2008 and August 31, 2007:

Services	2008	2007
Audit fees	$25,000	$28,000
Audit related fees	$10,500	$28,271
Tax fees	$0	$0
Total fees	$35,500	$56,271

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

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Loss	F-4
Consolidated Statement of Changes in Stockholders’ Deficiency	F-5
Consolidated Statements of Cash Flows	F-6 to F-7
Notes to the Consolidated Financial Statements	F-8 to F-30

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.

(c)  Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.1 (i)	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.1(ii)	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.2(i)	Amended and Restated Bylaws	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on January 22, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 19, 2006
10.4	2007 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Form SB-2 registration statement filed with the Securities and Exchange Commission on March 23, 2007

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.5	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2007.
10.6	2008 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on April 17, 2008
10.7	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 28, 2008
10.8	Stock Purchase Agreement dated July 10, 2008, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.9	Promissory Note issued by the Company to The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.10	Registration Rights Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.11	Pledge Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.12	Class A Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.13	Class B Warrant issued by the Company to the Quecus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.14	Cooperation Agreement between the Company and Voith Turbo GmbH & Co., KG dated August 5, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
14	Code of Ethics	Filed herewith
21	Subsidiaries of the Registrant	Filed herewith
22.	Notice of majority shareholder approval to increase authorized capital and establish two series of preferred shares.	Incorporated by reference to our Definitive Schedule 14C filed on July 2, 2008.

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Abdul Mitha	/s/Diane Glatfelter
Name: Abdul Mitha	Name:Diane Glatfelter
Title:President/CEO, principal executive officer	Title: Chief Financial Officer, principal financial officer
Dated: November 19, 2008	Dated: November 19, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

By:/s/ Abdul Mitha
Name: Abdul Mitha
Title: Director                                                                                     Dated:  November 19, 2008

By:  /s/ Diane Glatfelter
Name: Diane Glatfelter
Title: Director                                                                                     Dated:  November 19, 2008

By:/s/ Peter Gennuso
Name: Peter Gennuso
Title: Director                                                                                     Dated: November 19, 2008

By:   /s/ Robert Bayley
Name:  Robert Bayley
Title: Director                                                                                     Dated:  November 19, 2008

By:/s/ Michael Burns
Name: Michael Burns
Title: Director                                                                                     Dated:  November 19, 2008