Form 10-Q
period 2008-11-30
CLEAN POWER TECHNOLOGIES INC.
filed 2009-01-14
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-51716
CLEAN POWER TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0413062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

436 35th Ave N.W., Calgary, Alberta	T2K 0C1
(Address of principal executive offices)	(Zip Code)

(403) 277 2944
(Registrant’s  telephone number, including area code)

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
(1) Yes ☑   No ☐
     (2)  Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer   ☐                                                                                                Accelerated filer                     ☐

Non-accelerated filer      ☐                                                                                Smaller reporting Company  ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐   No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

66,042,748 common shares outstanding as of December 19, 2008.

CLEAN POWER TECHNOLOGIES INC.

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2008, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Loss	6

Consolidated Statements of Cash Flows	7 to 8

Notes to Unaudited Consolidated Financial Statements	9 to 25

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

REPORT AND INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

(Stated in US Dollars)

(UNAUDITED)

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)

ASSETS	November 30, 2008	August 31, 2008
Current
Cash	$514,963	$1,203,030
Amounts Receivable - Note 4	50,866	15,071
Prepaid expense	118,486	18,938
	684,315	1,237,039

Plant and equipment - Note 5	608,319	506,983
Deferred financing costs, net of accumulated amortization of $38,267 as of November 30, 2008	146,733	169,795

Total Assets	$1,439,367	$1,913,817

Liabilities and Stockholders' Deficiency
Current
Accounts payable and accrued liabilities	$187,642	$194,908
Prepaid deposit	83,990	-
Wages payable - related party - Note 5	204,770	126,667
Stock option liability - Note 8(ii)	401,279	380,290
Total current liabilities	877,681	701,865

Due to related party - Note 5	229,840	139,521
Secured convertible notes payable - including $63,111 accrued interest - Note 7	106,200	47,342
Embedded derivative liability - Note 7	992,902	1,933,002
Warrant liability - Note 7	2,335,813	3,372,000
Total Liabilities	4,542,436	6,193,730

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 66,042,748 and 65,785,748 shares issued and outstanding at November 30, 2008 and August 31, 2008, respectively.	66,043	65,786
Additional paid in capital	9,587,649	9,403,842
Accumulated other comprehensive loss	(61,348)	(51,668)
Accumulated deficit during the development stage	(12,695,413)	(13,697,873)
Total Stockholders' Deficiency	(3,103,069)	(4,279,913)
Total Liabilities and Stockholders' Deficiency	$1,439,367	$1,913,817

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)

	Three months ended November 30,
Expense	2008	2007	May 12, 2006 (Date of Inception) to November 30, 2008
Depreciation	$53,673	$36,095	$314,746
Interest expense	110,303	22,236	385,934
Office and administration - Note	169,589	319,159	1,580,530
Organization costs	-	-	2,500
Research and development	61,123	36,310	837,454
Foreign exchange loss (gain)	(738)	-	(654)
Deferred financing amortization costs	23,062	-	36,562
Amortization of stock option benefits - Note	20,988	-	401,278
Derivative (income) expense - Note 7	(1,976,287)	-	1,550,304
Professional fees	64,934	59,758	681,312
Professional fees settled with shares	-	-	633,609
Salaries and consulting fees - Note 5	319,263	146,366	1,663,375
Salaries and consulting fees settled with shares - Note 5, Note 8	33,630	200,000	3,770,130
Directors' fees settled with shares	-	250,000	430,000
Administrator fees settled with shares	-	-	258,000
Stock-based compensation - Note 8	118,000	-	150,333

Net income (loss) for the period	1,002,460	(1,069,924)	(12,695,413)

Other comprehensive income (loss):
Unrealized foreign exchange on transactions	(9,680)	12,358	(61,348)

Comprehensive gain (loss) for the period	$992,780	$(1,057,566)	$(12,756,761)

Basic net (loss) per common share	$0.02	$(0.02)
Diluted net (loss) per common share	$0.01	$(0.02)

Weighted average number of shares - basic	66,019,904	56,585,219
Weighted average number of shares - diluted	71,734,189	56,585,219

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	Three months ended November 30,
	2008	2007	May 12, 2006 (Date of Inception) to November 30, 2008
Cash flows from operating activities:
Net income (loss)	$1,002,460	$(1,069,924)	$(12,695,413)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	53,673	36,095	314,746
Amortization of stock option benefit	20,988	-	401,278
Amortization of debt discount	64,625	22,147	193,796
Amortization of deferred financing costs	23,062	-	38,267
Interest accrued on debt	8,697	-	119,601
Interest accrued on senior convertible notes	40,000	-	63,111
Derivative (income) expense	(1,976,287)	-	1,550,304
Issuance of common stock for professional services	-	-	633,610
Issuance of common stock for director services	-	250,000	430,000
Issuance of common stock for consulting services	33,630	200,000	1,170,130
Issuance of common stock for prior period salary	-	-	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	-	-	402,000
Stock-based compensation	118,000	-	150,333
Changes in assets and liabilities:
Amounts Receivable	(41,685)	2,484	(51,708)
Prepaid expenses and other current assets	(112,126)	45,817	(124,393)
Prepaid deposit	83,990	-	83,990
Accounts payable and accrued expense	94,284	46,695	415,338
Net cash used in operating activities:	(586,689)	(466,686)	(4,047,010)

Cash flows from investing activities:
Acquisition of plant and equipment	(155,010)	(87,009)	(907,308)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(155,010)	(87,009)	(845,238)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	-	1,815,000
Proceeds from issuance of common stock	-	250,000	1,743,766
Due to related party	68,289	65,971	1,897,459
Net cash provided by financing activities:	68,289	315,971	5,456,225

Effect of foreign exchange on transactions	(14,657)	6,751	(49,014)

Net increase (decrease) in cash	(688,067)	(230,973)	514,963
Cash at beginning of period	1,203,030	331,279	-
Cash and cash equivalents at end of period	$514,963	$100,306	$514,963

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	Three months ended November 30,
Supplemental schedule of cash flows:	2008	2007	May 12, 2006 (Date of Inception) to November 30, 2008

Cash paid during the period for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Amortization of stock option benefit	$20,988	$-	$398,344
Amortization of deferred financing costs	23,062	-	38,267
Interest on note payable	8,697	22,147	141,748
Interest accrued on senior convertible notes	40,000	-	87,342
Derivative (income) expense	(1,976,287)	-	1,550,304
Issuance of common stock for professional services	-	-	633,610
Issuance of common stock for director services	-	250,000	430,000
Issuance of common stock for consulting services	33,630	200,000	1,170,130
Issuance of common stock for prior period salary	-	-	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	-	-	402,000
Stock-based compensation	118,000	-	150,333
Total:	$(1,731,910)	$472,147	$7,860,078

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

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

(b)           Development Stage Activities

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

Note 2                 Interim Financial Statements

While the information presented in the accompanying three months ended November 30, 2008 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended August 31, 2008.

Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2009.

Note 3                 Summary of Significant Accounting Policies

These interim consolidated financial statements have, in management’s opinion, been properly prepared within the framework of the significant accounting policies summarized below:

        (a) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries CEPS and CPTL-UK.  All inter-company transactions have been eliminated.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

        (b) Development Stage Company

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

        (c) Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these interim consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $12,695,413 since its inception, has negative working capital of $193,366 and expects to incur further losses in the development of its business. The Company is currently seeking additional financing opportunities.

(d)	Financial Instruments

Financial instruments, as defined in Financial Accounting Standards No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, and convertible notes payable.

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

As of November 30, 2008, the estimated fair value and carrying value of our secured convertible notes payable is as follows:
Secured Convertible Notes Payable:	Carrying value	Fair value
$2,000,000 face value secured convertible notes due July 10, 2010	$(43,089)	$(1,766,834)

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (cont’d)

settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of derivative liabilities as of the quarterly period ended November 30, 2008:

Our financing arrangement giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$(992,902)	$(2,335,813)	$(3,328,715)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, puts and redemption features embedded in hybrid debt instruments, we generally use the Monte Carlo Simulation valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes. The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the quarterly period ended November 30, 2008.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (cont’d)

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$940, 100	$1,036,187	$1,976,287

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments from inception through the quarterly period ended November 30, 2008.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$556,844	$434,044	$990,888
Day-one derivative loss:			$(2,541,192)

Total derivative income (expense):			$(1,550,304)

Our derivative liabilities as of November 30, 2008, our derivative gains during the quarterly period November 30, 2008 and our derivative losses from inception through November 30, 2008 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

• The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock increased from $0.55 on July 10, 2008 to $0.65 on August 31, 2008 and decreased to $0.49 on November 30, 2008. The higher stock price on August 31, 2008 had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense.  Alternatively, the lower stock price on November 30, 2008 had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (cont’d)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of November 30, 2008:

Our financing arrangement giving rise to derivative financial instruments and indexed shares:	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	5,714,286	7,142,858	12,857,144

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standards No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of November 30, 2008, our management concluded that registration payments are not probable.

(e)	Use of Estimates in the preparation of the financial statements

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

(f)	Basic and diluted loss per share

We adopted SFAS No. 128, "Earnings per Share". The statement established standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic income/(loss) per share was computed by dividing our net income/(loss) by the weighted average number of common shares outstanding during the period. The weighted average number of common shares used to calculate basic income/(loss) per common share for the periods ended November 30, 2008 and 2007 was 66,019,904 and 56,585,219, respectively. The weighted average number of common shares used to calculate diluted income/(loss) per common share for the periods ended November 30, 2008 and 2007 was 71,734,189 and 56,585,219, respectively.   While the stock options and warrants issued during fiscal year ended August 31, 2008 were antidilutive at November 30, 2008, the senior secured convertible notes are dilutive in the current three month period, therefore, the weighted average shares for basic income/(loss) and diluted income/(loss) differ during the current period.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 4                 Amounts Receivable

Amounts receivable of $50,866 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5                 Plant and Equipment

	2008
	Cost	Accumulated Amortization	Net Book Value
Vehicles	$105,719	$(38,418)	$67,301
Machinery	615,923	(176,834)	439,089
Computer and office equipment	146,157	(83,683)	62,474
Leasehold improvements	59,079	(19,624)	39,455
	$926,878	$(318,559)	$608,319

Note 5                       Related Party Transactions

On July 26, 2006, CPTL-UK entered into a lease agreement with an officer of CPTL-UK to lease the office and laboratory premises for a term of three years. (see Note 6).  Under the terms of the lease, an expense of $7,563 (£4,500) was charged during the three months ended November 30, 2008 by an officer of CPTL-UK as rent.

On April 24, 2006 CPTI entered a research and development agreement (the “Agreement”) to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights with two directors and officers of CPTL-UK.  Under the terms of the Agreement, the Company agreed to retain one director as the Company’s project director at a fee of £3,000 (US$5,972) per month for a period of 36 months commencing May 2006 and the second director as the Company’s project manager at a fee of £6,000 (US$11,945) per month for a period of 36 months commencing May 2006.  During March 2008 the monthly fee for the project manager was increased to £10,000 (US$19,908).   On August 8, 2008 the project director and the project manager resigned as directors of CPTL-UK. Concurrently, the project manager entered into a new employment agreement (the “Employment Agreement”) with the Company for a term of four (4) years.  Under the terms of the Employment Agreement, from March 1, 2009 and on each subsequent anniversary during the term of the Employment Agreement, the project manager is entitled to an annual salary increase of 10%, as well as the following performance based compensation:

•	500,000 shares of common stock when the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer is successfully tested;
•	1,000,000 shares of common stock when the first Refrigeration Unit is commercially sold;
•
1,000,000 shares of common stock each time the heat recovery system for (i) the Marine application or   (ii) an Auxiliary Steam Engine for trucks or similar engines based on steam recovery is commercially sold to the first customer;

•	1,000,000 shares of common stock when the first automobile which is developed on the heat recovery system is successfully tested and verified by the E.P.A; and
•	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 5                       Related Party Transactions (continued)

During the period ended November 30, 2008, Michael Burns, the project manager who is also an officer of wholly-owned subsidiary CPTL-UK was paid $50,415 (£30,000)  under the terms of his employment agreement.

Additionally under the terms of the above-noted Agreement, the Company agreed to fund all future costs for research, development, patenting, licensing and marketing of the technology in exchange for the transfer of all rights and interests in technology to the Company.  As payment for this technology, the Company’s subsidiary issued 2,000,000 shares of its common stock at $0.001, which shares were exchanged for 2,000,000 shares of the Company’s common stock.  The Company also agreed to fund up to £2,000,000 (US$4,027,800) towards the development of the technology.

Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha,
Mr. Mitha invoiced the Company $125,000 with respect to his monthly salary obligation for the three month period ended November 30, 2008.  During the quarter Mr. Mitha received payments against his accrued salary totaling $46,897, leaving $204,770 due and payable to Mr. Mitha in salary obligations as at November 30, 2008.

During the three month period ended November 30, 2008 Mr. Mitha advanced $68,289 for operations, under the terms of a convertible debenture approved September 28, 2006.  During the three months ended November 30, 2008 the Company recorded amortization of loan discount in the amount of $45,767 (2007 - $24,739).  Unamortized discount at November 30, 2008, which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the provisions of the proceeds during the three months ending November 30, 2008 totalled $32,434 (2007 - $65,971), which amount is being amortized over  the term of the note(s) or until conversion.  As at November 30, 2008 the balance sheet reflects notes payable to Mr. Mitha of $229,840 which amount reflects convertible loans including accrued interest of $524,542, net of an unamortized discount of $294,702.

Note 6                 Commitments

(a)           On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $35,838 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL-UK is required to make minimum lease payments totalling $17,645 (£10,500) over the remaining term of the lease.

(b) Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $25,207 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price of  the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

(c)           On July 1, 2007 CPTL –UK entered into a six month renewable lease agreement for a corporate apartment located in Surrey, United Kingdom.  The lease expired on December 31, 2007 and was most recently renewed on July 1, 2008.  The lease calls for monthly rent in the amount of $3,782 (£1,900) plus applicable taxes.  The lease expired without renewal subsequent to the quarter ended November 30, 2008.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 6                 Commitments (continued)

(d) On November 18, 2008 CPTL –UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease calls for monthly rent in the amount of $2,100 (£1,250) plus applicable taxes and expires May 17, 2009.

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

(f) During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which amount £15,000 (approximately U.S. $31,000) is due upon signing the agreement.  The remaining £25,000 (approximately U.S. $51,000) was due in two payments, in July, 2007 and September 2007 respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (approximately U.S. $24,400) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.  As at August 31, 2008 the Company has remitted a total of £35,000 (approximately U.S. $70,000) with respect to the costs related to the project fee and a further £10,500 (approximately U.S. $21,000) with respect to quarterly payment requirements. The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.

(g) On March 17, 2008, the Company entered into an agreement with steam technology specialist Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as a consultant for the further development of the Company's Clean Energy Storage and Recovery ('CESAR') technology. Under the terms of the agreement DLM will provide a preliminary study to the Company at a cost of 34,375 Euros (approximately U.S. $52,000) payable in 3 installments as follows:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 6                 Commitments (continued)

•	25% of the total sum upon signing of the engagement;
•	25% of the total sum upon presentation of the first results but not later than three (3) months after engagement date; and
•	Balance upon completion of work scope payable within 30 days of delivery of delivery of final invoice.

During the quarter the Company received the preliminary study report and remitted all remaining payments under the terms of the engagement.   The Company entered into a further agreement regarding prototype specifications for a Heat Exchanger at a total cost of 12,340 Euros during the quarter, which amount was remitted at the time of the engagement.

(h) On July 28, 2008, the Company entered into an agreement with Mr. George McLaine whereunder Mr. McLaine will serve as a consultant to assist the Company with introductions to transportation companies in the Province of Alberta, Canada, and abroad with a purpose of locating collaborative partners to test the Company’s heat recovery systems in trucks and trailers.  In consideration for this service, Mr. McLaine will receive 32,000 shares of the Company’s common stock for each introduction that results in a collaboration agreement.  Further, Mr. McLaine will receive 25,000 shares of the Company’s common stock per annum for serving as a consultant to the Company.  The contract is for a period of two (2) years and may be renewed by mutual consent.  Mr. McLaine will also receive a 30% commission for any advance purchase orders received on the advance deposit required of 1% of the total purchase or $100 per unit ordered. 32,000 shares were issued under the agreement as of September 8, 2008.

(i) During fiscal 2008 the Company’s subsidiary CPTL-UK entered into an employment contract with an IT specialist whereunder the employee will receive 25,000 shares of the Company’s common stock after the initial three (3) months, and 25,000 shares of the Company’s common stock each year on the anniversary of the completion of certain work projects up to a maximum of 100,000 shares.  25,000 shares were issued under the contract as of September 8, 2008.

(j) On October 27, 2008 the Company entered into an employment agreement with Marco Cucinotta whereby Mr. Cucinotta will receive an annual salary of $151,243 (£90,000) as well as the following performance based compensation:

•	200,000 shares of the Company on commencement of employment;
•	100,000 shares of the Company on completion of the first complete system in test cell;
•	100,000 shares of the Company on completion of the first truck based system;
•	100,000 shares of the Company on sale of the first system; and
•	100,000 shares of the Company upon establishing a UK consultancy firm and generating £100,000 in gross revenue.

As at the date of this quarterly report the initial 200,000 shares required under the contract had not yet been issued.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 7                 Senior Secured Convertible Note Financings

Senior Secured Convertible Notes consist of the following financings as of November 30, 2008:

Carrying Value
8% face value $2,000,000 senior secured convertible notes issued July 10, 2008 and due on July 10, 2010	$(43,089)

On July 10, 2008 we entered into a financing arrangement with The Quercus Trust.  The financing arrangement involved the issuance of the principal face amount of $2,000,000 of 8.0% senior secured convertible notes, due July 10, 2010 plus warrants to purchase 4,285,715 (Class A Warrants) and 2,857,143 (Class B Warrants) shares of our common stock with exercise prices of $0.60 and $0.80, respectively, for a period of five years. The senior secured convertible notes are convertible into our common shares based upon a fixed conversion price of $0.35, but are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than the fixed conversion price. The holder has the option to redeem the senior secured convertible notes for cash in an event of default and certain other contingent events, including a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, we extended registration rights to the holder covering the shares of common stock underlying the senior secured convertible notes and Class A and Class B warrants that requires the filing of a  registration statement and continuing effectiveness thereof in the event we are unable to do so, we would be required to pay monthly liquidating damages of 1.0% for defaults as provided in the registration rights agreement.

We received net proceeds of $1,815,000 from the July 10, 2008 financing arrangement. Incremental, direct financing costs of $185,000 (including placement agent warrants valued at $221,588 using the Black-Scholes-Merton valuation technique) are included in deferred financing costs and are subject to amortization using the effective method. Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $23,062.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 7                 Senior Secured Convertible Note Financings (continued)

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

Derivative fair values on the inception date of the financing transaction were as follows:

	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value senior secured convertible notes due July 10, 2010	$(1,549,746)	$(2,769,857)	$(4,319,603)

Derivative fair values at August 31, 2008 were as follows:

	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value senior secured convertible notes due July 10, 2010	$(1,933,001)	$(3,372,000)	$(5,305,001)

Derivative fair values at November 30, 2008 were as follows:

	Compound Embedded Derivative	Warrant Derivative	Total Derivatives
$2,000,000 face value senior secured convertible notes due July 10, 2010	$(992,902)	$(2,335,813)	$(3,328,715)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 7                 Senior Secured Convertible Note Financings (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date of the financing are illustrated in the following tables:
Compound Embedded Derivative
$2,000,000 face value senior secured convertible notes due July 10, 2010:
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
$2,000,000 face value senior secured convertible notes due July 10, 2010:
Conversion price	$0.35
Volatility	77.12%
Equivalent term (years)	1.63
Risk-free rate	2.17%-2.36%
Credit-risk adjusted yield	9.21%
Interest-risk adjusted rate	9.49%
Dividends	--

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 7                 Senior Secured Convertible Note Financings (continued)

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	100.83%	100.83%
Term (years)	4.86	4.86
Risk-free rate	3.10%	3.10%
Dividends	--	--

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of November 30, 2008 are illustrated in the following tables:

Compound Embedded Derivative
$2,000,000 face value senior secured convertible notes due July 10, 2010:
Conversion price	$0.35
Volatility	69.06%
Equivalent term (years)	1.53
Risk-free rate	0.90%-1.00%
Credit-risk adjusted yield	13.57%
Interest-risk adjusted rate	6.50%
Dividends	--

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	97.61%	97.61%
Term (years)	4.61	4.61
Risk-free rate	1.93%	1.93%
Dividends	--	--

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)
Note 8                 Common Stock

Stock-based compensation:

(i)	Executive stock options

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 8                 Common Stock (continued)

Stock-based compensation:

(i)	Executive stock options (continued)

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	Term (years)	Volatility	Value
$0.49	$0.58	2.93%	5/1/2008	5/1/2014	2.7096	89.79%	$0.25
$0.49	$0.58	2.93%	5/1/2008	5/1/2015	3.2096	89.79%	$0.28
$0.49	$0.58	2.93%	5/1/2008	5/1/2016	3.7008	89.79%	$0.29
$0.49	$0.58	2.93%	5/1/2008	5/1/2017	4.2110	89.79%	$0.31
$0.49	$0.58	2.93%	5/1/2008	5/1/2018	4.7110	89.79%	$0.32
$0.49	$0.58	2.93%	5/1/2008	5/1/2019	5.2110	89.79%	$0.34

The fair value of the vested portion of options granted during the fiscal year ended August 31, 2008 totals $380,290 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The fair value of the vested portion of options during the three month period ended November 30, 2008 totals $20,988 which amount has also been expensed and recorded as a current liability on the Company’s balance sheet.   The following table summarizes details of the vesting schedule and associated fair value calculations:

Option Grant date	Option Qty	Fair Market Value as at November 30, 2008 $	Amortization Term (In months)	Amortized value as at November 30, 2008 $
May 1, 2009	1,000,000	253,747	12	148,019
May 1, 2010	1,000,000	275,009	24	80,211
May 1, 2011	1,000,000	293,338	36	57,038
May 1, 2012	1,000,000	310,184	48	45,235
May 1, 2013	1,000,000	324,895	60	37,905
May 1, 2104	1,000,000	338,096	72	32,871
	6,000,000	1,795,269		401,279

(ii)	Issuance of stock awards

During the quarter ended November 30, 2008, the Company issued stock awards totaling 257,000 shares to employees and consultants under its 2007 Stock Option and Award plan as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the respective issue dates:

(i) September 8, 2008, $0.59 per share with respect to 225,000 common shares issued to employees of wholly-owned subsidiary CPTL-UK, for a total of $132,750; and

(ii) September 8, 2008, $0.59 per share with respect to 32,000 common shares, for a total of $18,800.

 Both amounts have been expensed during the current quarter.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 9                 New Accounting Standards

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

In March 2008, FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

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

In May 2008, the FASB issued SFAS No. 162, THE HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued SFAS No. 163, ACCOUNTING FOR FINANCE GUARANTEE INSURANCE CONTRACTS – AN INTERPRETATION OF FASB STATEMENT NO. 60. The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 9                 New Accounting Standards (continued)

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

Note 10                 Other

On October 31, 2008 the Company signed a letter of intent (“LOI”) with Flukong Enterprise Inc. (“Flukong”) for a purchase order of up to 500 of Clean Power’s steam hybrid engines to provide fuel savings of 40 per cent or better in refrigerated trailer (“reefer”) applications with Flukong Enterprise Inc., an Edmonton, Alberta based corporation. The LOI grants distributorship to Flukong for new customers in both Canada and China, and is renewable annually if Flukong can demonstrate inter alia its capacity to meet a sales target of a pre-agreed number of reefer engines per year.  Under the terms of the LOI, Flukong would purchase up to 500 of Clean Power’s hybrid refrigeration engines over an 18 month period, subject to certain conditions.  Furthermore, upon commencement of the first delivery, Clean Power would grant an option for Flukong to purchase an additional 1,000 reefer engines per year for two years. To secure these terms Flukong has paid a US$84,000 deposit to Clean Power Technologies.

During the quarter, the Company and Quercus agreed to extend the date for the filing of the registration statement on Form S-1, more particularly described under Note 7 to these interim financial statements to November 19, 2008, on which date the Company successfully filed its Form S-1.  The registration statement was declared effective by the SEC on December 4, 2008.

Note 11                 Subsequent Event

On December 12, 2008,  the Company entered into a Memorandum of Understanding (“MOU”) with Farm Fresh Marketing Inc. (“Farm Fresh”).   The MOU sets out the high-level commercial principles of the collaboration between the Company and Farm Fresh whereby Farm Fresh will provide the Company with a Road Load Data Collection Vehicle for installation of the Company’s data gathering systems to test the fuel and operating efficiencies of the Company’s heat recovery systems, noise and emission control.   The parties’ intent under the MOU is to prove the benefits of the Clean Power technology to Farm Fresh and upon successful testing, Farm Fresh and Clean Power shall enter into discussion to establish ongoing collaborations and commercial relationships.  Clean Power had agreed that for two years following completion of the test, it will make the Clean Power system (once in production) available to Farm Fresh in such quantities as Farm Fresh may order at prices and terms as favorable to Farm Fresh as those offered by the Company to any of its other customers.  Farm Fresh has acknowledged its intent to purchase at least 53 systems within the two year period, subject only to the proof of CPTI’s technology.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, the “Company” and “Clean Power” refer to Clean Power Technologies Inc.  and its subsidiaries.

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

We presently have two subsidiaries, Clean Energy and Power Solutions Inc. (“CEPS”), which is a wholly-owned subsidiary of the Company, and Clean Power Technologies Ltd. (“CPTL”), which is a wholly-owned subsidiary of CEPS.  We undertake all of our business operations indirectly through our wholly-owned U.K. subsidiary, CPTL. These operations are presently focused on the research and development of our technology, a steam hybrid engine.

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

Our CESAR technology is designed to increase vehicle fuel economy and reduce emissions by capturing, storing, and reusing otherwise wasted heat from the exhaust of a conventional combustion engine. A heat exchanger captures waste energy, which is then stored in the form of steam in an accumulator, for ‘on demand’ use either in the same ‘primary’ engine, or in a secondary vapour engine. Power can be produced solely by the secondary vapour engine even after the primary combustion engine has shut down. Our CESAR system can be used to power auxiliary truck systems, such as trailer refrigeration and cab coiling or heating, in regulatory ‘no idle’ or ‘quiet’ zones. In additional to initial truck applications, CESAR can be further applied in our well developed passenger car programmed in addition to having longer-term potential in the locomotive and marine sectors.

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in a commercial application in mid 2010. If successful, we intend to license the technology or form partnerships for the use of the technology with any customers we may identify.

We have to date been funded by existing working capital, by an offering of our convertible debentures, and by stockholder loans from a director and officer of the Company.  On July 11, 2008, the Company closed the amount of two million ($2,000,000) of a maximum of $5,000,000 of convertible debentures. Under the terms of the agreement the Company can raise an additional three million ($3,000,000) from one or more investors. During the next twelve (12) months, the Company will require approximately three and a half million ($3,500,000) dollars for development and operating costs, of which approximately nine hundred thousand ($900,000) dollars will be applied to research and development of the project. The Company anticipates expending approximately $1,400,000 on salaries for management, employees and consultants, $144,000 in lease and rental payments for our development facility, $300,000 on patent related fees and legal fees, $400,000 on taxes, insurance and administration of the project, $120,000 on audit and accounting related fees and approximately $250,000 on travel, investor/public relations and miscellaneous corporate expenses. As of November 30, 2008, the Company had available cash of $514,963 as compared to available cash of $1,203,030 at August 31, 2008. During the three month period covered by this quarterly report, along with regular monthly operational expenditures, the Company undertook certain leasehold improvements and acquired certain equipment further reducing the Company’s cash position by approximately $155,000.  The Company may need to raise approximately three million ($3,000,000) in additional funds to meet its planned operations for the next twelve months.  At this time, the Company cannot say with certainty whether it will be successful in raising the additional three million ($3,000,000). The Company believes that with the closing of the two million ($2,000,000) raised during July, 2008, it is able to continue operations for the next six months as it believes that it is  able to raise any additional required capital by way of equity or stockholder loans.  There can be no assurance that the Company will be able to raise these required funds. If the Company cannot raise the required funds then operations may cease.

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

In early May 2008, the Company agreed to acquire additional space in Newhaven, UK, to accommodate its corporate office and expanding test cell facility.  Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $25,207 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price of  the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

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

Liquidity and Capital Resources

As of November 30, 2008, we have a total of $514,963 in cash on hand.

Results of Operations

The Company had no revenues for the period from inception to November 30, 2008.  The Company reported income from its operations totaling $1,002,460 as compared to a loss from operations totaling $1,069,924 (2007) over the 3 month periods as a result of the quarterly revaluation of its derivative financial instruments which resulted in a gain of $1,976,287 with no comparative entry over the comparative period in the prior year. General and administrative expenses, net the aforementioned gain during the current period ended November 30, 2008, totaled $973,827, as compared to $1,069,924 in the prior fiscal year.  General and administrative expenses related primarily to salaries and consulting fees totaling $319,263 (2007-$146,366), office and administrative expenses totaling $169,589 (2007 - $319,159), interest expense totaling $110,303 (2007 - $22,236) associated with the amortization of certain convertible notes and stock-based compensation expenses totaling $118,000 (2007 – Nil).  The Company also expended a total of $64,934 (2007 – $59,758) on professional fees, $33,630 (2007 – $200,000) in consulting fees settled by the issuance of common stock and $61,123 ($36,310)  in research and development efforts.  Depreciation costs, amortization of stock option costs and deferred financing costs cumulatively totaled $97,723 during the three month period as compared to $36,095 in the prior year.   Additionally during the three month period ended November 30, 2007 the Company expensed $250,000 with respect to certain director’s fees settled by the issuance of common stock, with no similar expenditure in the current fiscal quarter.

 The Company recorded a gain from foreign exchange of $9,680 during the current three month period, as opposed to a loss from foreign exchange during the comparative period from the prior fiscal year totaling $12,358.  The comprehensive gain for the three month period ended November 30, 2008 totaled $992,780 as compared to a comprehensive loss totaling $1,057,566 for the three month period in the prior fiscal year. The Company reported a basic and diluted gain of $0.02 and $0.01per share during the current period as compared to a loss of $0.02 per share in the same period during the prior fiscal year.  The comprehensive loss from inception to date totaled $12,756,761 as at November 30, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2008.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                      RISK FACTORS

Not Applicable

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended November 30, 2008, we issued the following securities which were issued without registration under the Securities Act of 1933, in reliance on Section 4(2), and the provisions of Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Chris Burns 16 Corsica Rd, Seaford, East Sussex, UK BN251BD	50,000 Common Shares	Employee Stock Award
Paul Burns 16 Corsica Rd, Seaford, East Sussex, UK BN251BD	50,000 Common Shares	Employee Stock Award
Julie Burns 16 Corsica Rd, Seaford, East Sussex, UK BN251BD	50,000 Common Shares	Employee Stock Award
Alex Price Unit 7 (W) E-Plan Industrial Estate New Road, New Haven, East Sussex UK BN90EX	50,000 Common Shares	Employee Stock Award
George McLaine 10723 Maplebend Dr. SE Calgary, Alberta Canada T2J1X3	32,000 Common Shares	Consultant Stock Award
Steve Wilson Unit 7 (W) E-Plan Industrial Estate New Road, New Haven, East Sussex UK BN90EX	25,000 Common Shares	Employee Stock Award

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On October 31, 2008 the Company signed a letter of intent (“LOI”) with Flukong Enterprise Inc. (“Flukong”) for a purchase order of up to 500 of Clean Power’s steam hybrid engines to provide fuel savings of 40 per cent or better in refrigerated trailer (“reefer”) applications with Flukong Enterprise Inc., an Edmonton, Alberta based corporation. The LOI grants distributorship to Flukong for new customers in both Canada and China, and is renewable annually if Flukong can demonstrate inter alia its capacity to meet a sales target of a pre-agreed number of reefer engines per year.  Under the terms of the LOI, Flukong would purchase up to 500 of Clean Power’s hybrid refrigeration engines over an 18 month period, subject to certain conditions.  Furthermore, upon commencement of the first delivery, Clean Power would grant an option for Flukong to purchase an additional 1,000 reefer engines per year for two years. To secure these terms Flukong has paid a US$84,000 deposit to Clean Power Technologies.

During the quarter, the Company and Quercus agreed to extend the date for the filing of the registration statement on Form S-1, more particularly described under Note 7 to these financial statements to November 19, 2008, on which date the Company successfully filed its Form S-1.  The registration statement was declared effective by the SEC on December 4, 2008.

On November 18, 2008 CPTL –UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease calls for monthly rent in the amount of $2,100 (£1,250) plus applicable taxes and expires May 17, 2009.

On December 12, 2008,  the Company entered into a Memorandum of Understanding (“MOU”) with Farm Fresh Marketing Inc. (“Farm Fresh”).   The MOU sets out the high-level commercial principles of the collaboration between the Company and Farm Fresh whereby Farm Fresh will provide the Company with a Road Load Data Collection Vehicle for installation of the Company’s data gather systems to test the fuel and operating efficiencies of the Company’s heat recovery systems, noise and emission control.   The parties’ intent under the MOU is to prove the benefits of the Clean Power technology to Farm Fresh and upon successful testing; Farm Fresh and Clean Power shall enter into discussion to establish ongoing collaborations and commercial relationships.  Clean Power had agreed that for two years following completion of the test, it will make the Clean Power system (once in production) available to Farm Fresh in such quantities as Farm Fresh may order at prices and terms as favorable to Farm Fresh as those offered by the Company to any of its other customers.  Farm Fresh has acknowledged its intent to purchase at least 53 systems within the two year period, subject only to the proof of CPTI’s technology.

ITEM 6.EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.1 (i)	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.1(ii)	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004

3.2(i)	Amended and Restated Bylaws	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on January 22, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 19, 2006
10.4	2007 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Form SB-2 registration statement filed with the Securities and Exchange Commission on March 23, 2007
10.5	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
10.6	2008 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on April 17, 2008
10.7	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 28, 2008
10.8	Stock Purchase Agreement dated July 10, 2008, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.9	Promissory Note issued by the Company to The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.10	Registration Rights Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008

10.11	Pledge Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.12	Class A Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.13	Class B Warrant issued by the Company to the Quecus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.14	Cooperation Agreement between the Company and Voith Turbo GmbH & Co., KG dated August 5, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
10.15	Memorandum of Understanding between the Company and Farm Fresh Marketing Inc. dated December 12, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2008
10.16	Lease Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	To be filed by the registrant on current report on Form 8-K
10.17	Option Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	To be filed by the registrant on current report on Form 8-K
10.18	Lease Agreement between Mr. Andrew Leaver and Mrs. Hilary Leaver and Clean Power Technologies Limited effective November 18, 2008	To be filed by the registrant on current report on Form 8-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th  day of January, 2009

 CLEAN POWER TECHNOLOGIES INC.

By:    /s/ Abdul Mitha
Name:  Abdul Mitha
Title:   President, Principal Executive Officer

By:    /s/ Diane Glatfelter
Name:  Diane Glatfelter
Title:   Secretary, Treasurer, Principal Financial Officer