Form 10-Q
period 2009-02-28
CLEAN POWER TECHNOLOGIES INC.
filed 2009-04-10
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number:  000-51716
CLEAN POWER TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0413062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 7(W) E-Plan Industrial Estate New Road, New Haven, East Sussex	BN90EX
(Address of principal executive offices)	(Zip Code)

44 (0) 1273-516013
(Registrant’s  telephone number, including area code)

436 35th Ave N.W., Calgary, Alberta T2K 0C1
(403) 277 2944
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

67,342,748 common shares outstanding as of  March 13, 2009.

CLEAN POWER TECHNOLOGIES INC.

PART I

ITEM 1.                   FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended August 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Loss	6

Consolidated Statements of Cash Flows	7 to 8

Notes to Unaudited Consolidated Financial Statements	9 to 26

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

(Stated in US Dollars)

(UNAUDITED)

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)

ASSETS	February 28, 2009	August 31, 2008
Current
Cash	$655,730	$1,203,030
Amounts Receivable - Note 4	59,095	15,071
Prepaid expense	100,409	18,938
	815,234	1,237,039

Plant and equipment - Note 5	698,341	506,983
Deferred financing costs, net of accumulated amortization of $61,075 as of February 28, 2009	123,925	169,795

Total Assets	$1,637,500	$1,913,817

Liabilities and Stockholders' Deficiency
Current
Accounts payable and accrued liabilities	$109,021	$194,908
Prepaid deposit	83,990	-
Wages payable - related party - Note 6	232,249	126,667
Stock option liability - Note 10(ii)	593,450	380,290
Total current liabilities	1,018,710	701,865

Due to related party - Note 6	74,610	139,521
Secured convertible notes payable - including $103,111 accrued interest - Note 8	179,735	47,342
Embedded derivative liability - Note 8	808,914	1,933,002
Warrant liability - Note 8	3,094,063	3,372,000
Total Liabilities	5,176,032	6,193,730

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 69,464,970 and 65,785,748 shares issued and outstanding at February 28, 2009 and August 31, 2008, respectively.	69,465	65,786
Additional paid in capital	10,298,861	9,403,842
Accumulated other comprehensive loss	(80,781)	(51,668)
Accumulated deficit during the development stage	(13,826,077)	(13,697,873)
Total Stockholders' Deficiency	(3,538,532)	(4,279,913)
Total Liabilities and Stockholders' Deficiency	$1,637,500	$1,913,817

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)
Expense	Three months ended February 28, 2009	Three months ended February 29, 2008	Six months ended February 28, 2009	Six months ended February 29, 2008	May 12, 2006 (Date of Inception) to February 28, 2009
Depreciation	$55,340	$47,044	$109,013	$83,139	$370,086
Interest expense	133,184	1,324	243,487	23,560	519,118
Office and administration -	163,369	181,397	332,958	500,556	1,743,899
Organization costs	-	-	-	-	2,500
Research and development	91,512	22,894	152,635	59,204	928,966
Foreign exchange loss (gain)	12,568	-	11,830	-	11,915
Deferred financing amortization costs	22,808	-	45,870	-	59,370
Amortization of stock option benefits	192,172	-	213,160	-	593,449
Derivative (income) expense - Note 8	(148,875)	-	(2,125,162)	-	1,401,429
Professional fees	78,840	76,753	143,774	136,511	760,152
Professional fees settled with shares	-	-	-	-	633,609
Salaries and consulting fees - Note 6	354,746	131,152	674,009	277,517	2,018,121
Salaries and consulting fees settled with shares - Note 6, Note 10	-	-	33,630	200,000	3,770,130
Directors' fees settled with shares	-	-	-	250,000	430,000
Administrator fees settled with shares	-	-	-	-	258,000
Stock-based compensation - Note 10	175,000	-	293,000	-	325,333

Net income (loss) for the period	(1,130,664)	(460,564)	(128,204)	(1,530,487)	(13,826,077)

Other comprehensive loss:
Unrealized foreign exchange on transactions	(19,433)	(28,713)	(29,113)	(16,355)	(80,781)

Comprehensive gain (loss) for the period	$(1,150,097)	$(489,277)	$(157,317)	$(1,546,842)	$(13,906,858)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.00)	$(0.03)

Basic and diluted weighted average number of shares	66,736,498	58,990,748	66,374,175	57,535,295

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
	Six months ended February 28, 2009	Six months ended February 29, 2008	May 12, 2006 (Date of Inception) to February 28, 2009
Cash flows from operating activities:
Net income (loss)	$(128,204)	$(1,530,487)	$(13,826,077)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	109,013	83,139	370,086
Amortization of stock option benefit	213,159	-	593,450
Amortization of debt discount	147,981	8,246	277,152
Amortization of deferred financing costs	45,870	-	61,075
Interest accrued on debt	18,646	-	129,550
Interest accrued on senior convertible notes	80,000	-	103,111
Derivative (income) expense	(2,125,162)	-	1,401,429
Issuance of common stock for professional services	-	-	633,610
Issuance of common stock for director services	-	250,000	430,000
Issuance of common stock for consulting services	33,630	200,000	1,170,130
Issuance of common stock for prior period salary	-	-	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	-	-	402,000
Stock-based compensation	293,000	-	325,333
Changes in assets and liabilities:
Amounts Receivable	(52,123)	11,744	(62,147)
Prepaid expenses and other current assets	(94,381)	64,187	(106,648)
Prepaid deposit	83,990	-	83,990
Accounts payable and accrued expense	48,045	49,918	369,098
Net cash used in operating activities:	(1,326,536)	(863,253)	(4,786,858)

Cash flows from investing activities:
Acquisition of plant and equipment	(300,371)	(101,179)	(1,052,669)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(300,371)	(101,179)	(990,599)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	-	1,815,000
Proceeds from issuance of common stock	1,000,000	815,000	2,743,766
Due to related party	116,060	177,034	1,945,230
Net cash provided by financing activities:	1,116,060	992,034	6,503,996

Effect of foreign exchange on transactions	(36,453)	(21,371)	(70,809)

Net increase (decrease) in cash	(547,300)	6,231	655,730
Cash at beginning of period	1,203,030	331,279	-
Cash and cash equivalents at end of period	$655,730	$337,510	$655,730

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)

	Six months ended February 28, 2009	Six months ended February 29, 2008	May 12, 2006 (Date of Inception) to February 28, 2009
Supplemental schedule of cash flows:
Cash paid during the period for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Amortization of stock option benefit	$213,159	$-	$593,450
Amortization of deferred financing costs	45,870	-	61,075
Interest on note payable	18,646	22,147	151,697
Interest accrued on senior convertible notes	80,000	-	127,342
Derivative (income) expense	(2,125,162)	-	1,401,429
Issuance of common stock for professional services	-	-	633,610
Issuance of common stock for director services	-	250,000	430,000
Issuance of common stock for consulting services	33,630	200,000	1,170,130
Issuance of common stock for prior period salary	-	-	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	-	-	402,000
Stock-based compensation	293,000	-	325,333
Total:	$(1,440,857)	$472,147	$8,154,066

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2009
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

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly-owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI private”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI private  is developing a project for a gas/steam or diesel/steam hybrid technology. CPTI private has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in, and incorporated under the laws of the United Kingdom on May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI private entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights (see Note 5).  CPTI private and CEPS merged on June 20, 2006 with CEPS being the surviving entity. On July 10, 2006 CEPS became a wholly-owned subsidiary of the Company when the stockholders of CPTI private tendered their remaining shares.

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

Note 2                 Interim Financial Statements

While the information presented in the accompanying six months to February 28, 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended August 31, 2008.

Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2009.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
(Stated in U.S. Dollars)
(Unaudited)

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

(c) Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $13,826,077 since its inception, has negative working capital of $203,476 and expects to incur further losses in the development of its business. The Company is currently seeking additional financing opportunities.

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

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also carry notes payable and convertible debt at historical cost; however, fair values of debt instruments are estimated for disclosure purposes (below) based upon the present value of the estimated cash flows at market interest rates applicable to similar instruments.

As of February 28, 2009, the estimated fair value and carrying value of our secured convertible notes payable is as follows:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

Secured Convertible Notes Payable:	Carrying Value	Fair Value
$2,000,000 face value secured convertible notes due July 10, 2010	$(76,624)	$(1,822,885)

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

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

The following table summarizes the components of derivative liabilities as of the quarterly period ended February 28, 2009:

Our financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$(808,914)	$(2,357,143)	$(3,166,057)
$1,000,000 common stock purchase agreement	--	(736,920)	(736,920)
	$(808,914)	$(3,094,063)	$(3,902,977)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, puts and redemption features embedded in hybrid debt instruments, we generally use the Monte Carlo Simulation valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the quarterly period ended February 28, 2009.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$183,988	$(21,330)	$162,658
$1,000,000 common stock purchase agreement	--	7,320	7,320
	$183,988	$(14,010)	$169,978

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments from inception through the quarterly period ended February 28, 2009.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$740,831	$412,714	$1,153,545
$1,000,000 common stock purchase agreement	--	7,320	7,320
	$740,831	$420,034	1,160,865

Day-one derivative losses:
$2,000,000 face value secured convertible notes due July 10, 2010			(2,541,192)
$1,000,000 common stock purchase agreement			(21,102)
Total derivative income (expense):			$(1,401,429)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

Our derivative liabilities as of February 28, 2009, our derivative gains during the quarterly period February 28, 2009 and our derivative losses from inception through February 28, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock increased from $0.55 on July 10, 2008 to $0.65 on August 31, 2008 and decreased to $0.49 on November 30, 2008. The price increased to $0.50 on February 28, 2009. The higher stock price on August 31, 2008 had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense.  Alternatively, the lower stock price on February 28, 2009 had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income.

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of February 28, 2009:

Our financing arrangement giving rise to derivative financial instruments and indexed shares:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	5,714,286	7,142,858	12,857,144
$1,000,000 common stock purchase agreement	--	3,000,000	3,000,000
	5,714,286	10,142,858	15,857,144

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standards No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standards No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of February 28, 2009, our management concluded that registration payments are not probable.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
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

Note 4                 Amounts Receivable

Amounts receivable of $59,095 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5                 Plant and Equipment

	February 28, 2009
	Cost	Accumulated Amortization	Net Book
Vehicles	$105,719	$(43,352)	$62,367
Machinery	661,508	(208,766)	452,742
Computer and office equipment	182,951	(94,572)	88,379
Leasehold improvements	122,062	(27,209)	94,853
	$1,072,240	$(373,899)	$698,341

Note 6                       Related Party Transactions

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

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 6                       Related Party Transactions (Continued)

•	1,000,000 shares of common stock when the first automobile which is developed on the heat recovery system is successfully tested and verified by the E.P.A; and
•	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

During the six month period ended February 28, 2009, Michael Burns, the project manager who is also an officer of wholly-owned subsidiary CPTL-UK was paid $95,874 (£61,000) under the terms of his employment agreement.

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

On July 26, 2006, CPTL-UK entered into a lease agreement with an officer of CPTL-UK to lease the office and laboratory premises for a term of three years. (see Note 7).  Under the terms of the lease, an expense of $14,148 (£9,000) was charged during the six months ended February 28, 2009 by an officer of CPTL-UK as rent.

Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha,
Mr. Mitha invoiced the Company $250,000 with respect to his monthly salary obligation for the six month period ended February 28, 2009.  During the six month period Mr. Mitha received payments against his accrued salary totaling $144,418, leaving $232,249 due and payable to Mr. Mitha in salary obligations as at February 28, 2009.

During the six month period ended February 28, 2009 Mr. Mitha advanced $116,060 for operations, under the terms of a convertible debenture approved September 28, 2006.  During the six months ended February 28, 2009 the Company recorded amortization of loan discount in the amount of $95,588 (2008 - $32,985).  Unamortized discount at February 28, 2009, which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the provisions of the proceeds during the six months ending February 28, 2009 totalled $56,320 (2008 - $209,895), which amount is being amortized over  the term of the note(s) or until conversion.

During the quarter ended February 28, 2009, the Company issued 850,000 shares of common stock to Mr. Mitha to retire $425,000 of the aforementioned debt, including all accrued interest, as at the date of settlement, at $0.50 per share.

As at February 28, 2009 the balance sheet reflects notes payable to Mr. Mitha of $74,610 which amount reflects convertible loans totaling $157,262, net an unamortized discount of $82,652.

Note 7                 Commitments

(a)            On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $28,290 (£18,000) plus applicable taxes, and is payable quarterly.

CPTL-UK is required to make minimum lease payments totalling $16,500 (£10,500) over the remaining term of the lease.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 7                 Commitments (continued)

(b)  The Company entered into a collaboration agreement dated October 11, 2006 for the development of a steam accumulator and other related technologies in partnership for use with the Company’s petrol (gas)/steam and diesel/steam hybrid technologies project.  The agreement called for funding of approximately US$400,000 by the partner.  As consideration, the Company was required to issue 4,000,000 common shares of the Company.

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

The Company provided an additional 100,000 common shares to Doosan, which shall be used at their discretion to reward any of their employees who have helped in the development of the technologies project.  The term of the agreement is three years.

(c) On July 1, 2007 CPTL –UK entered into a six month renewable lease agreement for a corporate apartment located in Surrey, United Kingdom.  The lease expired on December 31, 2007 and was most recently renewed on July 1, 2008.  The lease calls for monthly rent in the amount of $2,986 (£1,900) plus applicable taxes.  The lease expired without renewal subsequent to the quarter ended February 28, 2009.

(d) During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which amount £15,000 (approximately U.S. $31,000) is due upon signing the agreement.  The remaining £25,000 (approximately U.S. $51,000) was due in two payments, in July, 2007 and September 2007, respectively.  The agreement also calls for ongoing quarterly payments of £12,000 (approximately U.S. $24,400) for the term of the agreement.  The agreement may be terminated by either party with three (3) months written notice.  As at August 31, 2008 the Company has remitted a total of £35,000 (approximately U.S. $70,000) with respect to the costs related to the project fee and a further £10,500 (approximately U.S. $21,000) with respect to quarterly payment requirements. The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.

(e) On March 17, 2008, the Company entered into an agreement with steam technology specialist Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as a consultant for the further development of the Company's Clean Energy Storage and Recovery (“CESAR”) technology. Under the terms of the agreement

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 7                 Commitments (continued)

DLM was to provide a preliminary study to the Company at a cost of 34,375 Euros (approximately U.S. $52,000) payable in 3 installments as follows:

•	25% of the total sum upon signing of the engagement;
•	25% of the total sum upon presentation of the first results but not later than three (3) months after engagement date; and
•	Balance upon completion of work scope payable within 30 days of delivery of final invoice

During the quarter ended November 30, 2008, the Company received the preliminary study report and remitted all remaining payments under the terms of the engagement and entered into a further agreement regarding prototype specifications for a Heat Exchanger at a total cost of 12,340 Euros, which amount was remitted at the time of the engagement.

(f) On July 28, 2008, the Company entered into an agreement with Mr. George McLaine whereunder Mr. McLaine agreed to serve as a consultant to assist the Company with introductions to transportation companies in the Province of Alberta, Canada, and abroad with a purpose of locating collaborative partners to test the Company’s heat recovery systems in trucks and trailers.  In consideration for this service, Mr. McLaine receives 32,000 shares of the Company’s common stock for each introduction that results in a collaboration agreement.  Further, Mr. McLaine receives 25,000 shares of the Company’s common stock per annum for serving as a consultant to the Company.  The contract is for a period of two (2) years and may be renewed by mutual consent.  Mr. McLaine also receives a 30% commission for any advance purchase orders received on the advance deposit required of 1% of the total purchase or $100 per unit ordered. 32,000 shares were issued under the agreement as of September 8, 2008.

(g) During fiscal 2008, the Company’s subsidiary CPTL-UK entered into an employment contract with an IT specialist whereunder the employee will receive 25,000 shares of the Company’s common stock after the initial three (3) months, and 25,000 shares of the Company’s common stock each year on the anniversary of the completion of certain work projects up to a maximum of 100,000 shares.  25,000 shares were issued under the contract as of September 8, 2008.

(h) On October 27, 2008 the Company entered into an employment agreement with Marco Cucinotta whereby Mr. Cucinotta will receive an annual salary of $151,243 (£90,000) as well as the following performance based compensation:

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

The Company issued 100,000 of 200,000 shares required under the contract on January 9, 2009 and the remaining 100,000 shares were issued subsequent to the period covered by this report.

(i) Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $23,575 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price of

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 7                 Commitments (continued)

 the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

(j) On November 18, 2008 CPTL–UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease calls for monthly rent in the amount of $1,965 (£1,250) plus applicable taxes and expires May 17, 2009.

Note 8                 Secured Convertible Note Financings

Secured Convertible Notes consist of the following financings as of February 28, 2009:

Carrying Value
8% face value $2,000,000 secured convertible notes issued July 10, 2008 and due on July 10, 2010	$(76,624)

On July 10, 2008 we entered into a financing arrangement with The Quercus Trust.  The financing arrangement involved the issuance of $2,000,000 of 8.0% secured convertible notes payable, due July 10, 2010 plus warrants to purchase 4,285,715 (Class A Warrants) and 2,857,143 (Class B Warrants) shares of our common stock with strike prices of $0.60 and $0.80, respectively, for a period of five years from the date of issuance. The secured convertible notes are convertible into our common shares based upon a fixed conversion price of $0.35 but are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than the conversion price. The holder has the option to redeem the secured convertible notes for cash in the event of defaults and certain other contingent events, including a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.0% for defaults under this provision.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, compound derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 8                 Secured Convertible Note Financings (Continued)

Scholes-Merton valuation technique, adjusted for the effect of dilution because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

The following tabular presentation sets forth the derivative fair values as of the inception date of the financing transaction, year ended August 31, 2008 and the current quarter ended February 28, 2009:

	Compound Embedded Derivatives	Warrant Derivative	Total Derivatives
Inception date (July 10, 2008)	$(1,549,746)	$(2,769,857)	$(4,319,603)
August 31, 2008	$(1,933,001)	$(3,372,000)	$(5,305,001)
February 28, 2009	$(740,831)	$(412,714)	$(1,153,545)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date of the financing are illustrated in the following tables:

Compound Embedded Derivative
$2,000,000 face value secured convertible notes due July 10, 2010:
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
$2,000,000 face value secured convertible notes due July 10, 2010:
Conversion price	$0.35
Volatility	77.12%
Equivalent term (years)	1.63
Credit-risk adjusted yield	9.21%
Interest-risk adjusted rate	9.49%
Dividends	--

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 8                 Secured Convertible Note Financings (Continued)

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	100.83%	100.83%
Term (years)	4.86	4.86
Risk-free rate	3.10%	3.10%
Dividends	--	--

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of February 28, 2009 are illustrated in the following tables:

Compound Embedded Derivative
$2,000,000 face value secured convertible notes due July 10, 2010:
Conversion price	$0.35
Volatility	58.69%
Equivalent term (years)	1.33
Credit-risk adjusted yield	16.97%
Interest-risk adjusted rate	5.59%
Dividends	--

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	95.50%	95.50%
Term (years)	4.36	4.36
Risk-free rate	0.72%	0.72%
Dividends	--	--

Note 9                 Stock Purchase Agreement

On February 10, 2009 we entered into a stock purchase agreement with The Quercus Trust. The stock purchase agreement involved the issuance of 2,222,222 shares of common stock plus warrants to purchase 1,666,667 (Investor Series A Warrants) and 1,111,111 (Investor Series B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively,  for a period of one year from the date of issuance. The stock purchase agreement resulted in gross proceeds of $1,000,000. In connection with the purchase agreement, the placement agent received warrants to purchase 133,333 (Agent Series A Warrants) and 88,889 (Agent Series B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively, for a period of one year from the date of issuance. We received gross proceeds of $1,000,000 from the investors. Incremental, direct financing costs (placement agent warrants valued at $55,129) were allocated to the common stock and warrants based on their relative fair values in accordance with Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (APB 14). In connection with our accounting for the Common Stock Purchase Agreement we recorded a day-one derivative loss related to the portion of the placement agent costs that were allocated to the warrants.

The following table illustrates how the proceeds arising from the stock purchase agreement were allocated on the inception date:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 9                 Stock Purchase Agreement (Continued)

Classification	Allocation
Day-one derivative loss	$(21,103)
Common Stock (par value)	2,222
Paid-in Capital (Common Stock)	274,641
Derivative Liabilities (Warrants)	744,240
Proceeds	$1,000,000

In our evaluation of the purchase transaction, we concluded that the Common Stock issued met equity classification. There were no terms and conditions associated with the Common Stock that warranted classification outside of stockholders’ equity pursuant to either Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (FAS 150) or Emerging Issues Task Force Consensus No. D-98 Classification and Measurement of Redeemable Securities (EITF D-98). However, the investor warrants and agent warrants did not meet the conditions for equity classification. The warrant contracts embody a provision whereby the placement warrants fall within the scope of FAS 150. Although the redemption event is conditional in nature, the standards require liability classification as a written put warrant under FAS 150 and must be recorded at fair value each reporting period.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date is illustrated in the following tables:

	Series A Warrant Derivative	Series B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.85
Volatility	161.85%	161.85%
Term (years)	1.00	1.00
Risk-free rate	0.60%	0.60%
Dividends	--	--

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of February 28, 2009 are illustrated in the following tables:

	Series A Warrant Derivative	Series B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.85
Volatility	164.50%	164.50%
Term (years)	0.95	0.95
Risk-free rate	0.72%	0.72%
Dividends	--	--

The shares and warrants in respect of the stock purchase agreement discussed above were issued subsequent to the quarter ended February 28, 2009.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 10                 Common Stock

During the quarter, the Company reserved for issuance a total of 850,000 shares with respect to the conversion of $425,000 of related party debt to shares of common stock at $0.50 per share. (See Note 6 – Related Party Transactions above).  The 850,000 shares were issued subsequent to the quarter ended February 28, 2009.

During the quarter, the Company reserved for issuance a total of 2,222,222 shares of common stock in respect of a stock purchase agreement, and issued warrants to purchase 1,666,667 and 1,111,111 shares of common stock with strike prices of $0.60 and $0.85 for a period of one year from February 10, 2009.  There was a further 222,222 placement agent warrants issued in respect of the transaction.  (See Note 9 – Stock Purchase Agreement above).  The 2,222,222 shares and all warrants associated with the transaction were issued subsequent to the quarter ended February 28, 2009.

Stock-based compensation:

(i)	Executive stock options

On May 22, 2008, the Board of Directors approved an Employment Agreement (the “Agreement”) with Mr. Abdul Mitha, a director and executive officer of the Company.  Under the terms of the Agreement, the Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase on each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an  exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement  The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.   Further under the terms of the Agreement, all options issued to Mr. Mitha in accordance with the Agreement shall become immediately exercisable as to 100% of the shares of Common Stock not otherwise vested upon any termination of employment.

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

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2008
(Stated in U.S. Dollars)
(Unaudited)

Note 10                 Common Stock (continued)

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	Term (years)	Volatility	Value
$0.50	$0.484	2.06%	5/1/2008	5/1/2014	2.5863	85.90%	$0.27
$0.50	$0.484	2.06%	5/1/2008	5/1/2015	3.0863	85.90%	$0.29
$0.50	$0.484	2.06%	5/1/2008	5/1/2016	3.5779	85.90%	$0.30
$0.50	$0.484	2.06%	5/1/2008	5/1/2017	4.0877	85.90%	$0.32
$0.50	$0.484	2.06%	5/1/2008	5/1/2018	4.5877	85.90%	$0.33
$0.50	$0.484	2.06%	5/1/2008	5/1/2019	5.0877	85.90%	$0.34

The fair value of the vested portion of options granted during the fiscal year ended August 31, 2008 totals $380,290 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The fair value of the vested portion of options during the six month period ended February 28, 2009 totals $213,160 which amount has also been expensed and recorded as a current liability on the Company’s balance sheet. The following table summarizes details of the vesting schedule and associated fair value calculations:

Option Grant date	Option Qty	Fair Market Value as at November 30, 2008 $	Amortization Term (In months)	Amortized value as at February 28, 2009 $
May 1, 2009	1,000,000	265,372	12	221,143
May 1, 2010	1,000,000	285,227	24	118,845
May 1, 2011	1,000,000	302,381	36	83,995
May 1, 2012	1,000,000	318,171	48	66,285
May 1, 2013	1,000,000	332,016	60	55,336
May 1, 2104	1,000,000	344,491	72	47,846
	6,000,000	1,847,658		593,450

(ii) Issuance of stock awards

During the six month period ended February 28, 2009, the Company issued stock awards totaling 607,000 shares to employees and consultants under its 2007 Stock Option and Award plan as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the respective issue dates:

(a)	September 8, 2008, $0.59 per share with respect to 225,000 common shares issued to employees of wholly-owned subsidiary CPTL-UK, for a total of $132,750; and

(b)	September 8, 2008, $0.59 per share with respect to 32,000 common shares, for a total of $18,800.

(c)	January 9, 2009, $0.50 per share with respect to 350,000 common shares issued to an officer of the Company and an employee of the Company’s wholly owned subsidiary CPTL-UK for a total of $175,000.

All amounts have been expensed during the respective periods.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 11                 Warrants

The Company had outstanding warrants to purchase 10,714,286 and 7,714,286 shares of its common stock at February 28, 2009 and August 31, 2008, respectively, at prices ranging from $0.60 to $0.85 per share.

The following schedule shows the warrants outstanding and changes made during the six month period ended February 28, 2009:

	Number		Weighted Average Exercise Price
Warrants outstanding, August 31, 2008	7,714,286	(a)	$0.70
Changes during the six month period ended February 28, 2009
Granted	3,000,000	(b)	$0.70
Exercised	-		-
Expired	-		-
Warrants outstanding, February 28, 2009	10,714,286		$0.70

Warrants outstanding at February 28, 2009 expire as follow:

Year	Number of Shares
2010	3,000,000
2013	7,714,286

Detailed terms of the valuations of the above noted warrants are discussed above in Note 8 – Secured Convertible Note Financings and Note 9 – Stock Purchase Agreement.

Note 12                 New Accounting Standards

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

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (an amendment to SFAS No. 133). This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and requires enhanced disclosures with respect to derivative and hedging activities. The Company will comply with the disclosure requirements of this statement if it utilizes derivative instruments or engages in hedging activities upon its effectiveness.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 12                 New Accounting Standards (continued)

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

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 13                 Other

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

During the quarter ended November 30, 2008, the Company and Quercus agreed to extend the date for the filing of the registration statement on Form S-1, more particularly described under Note 8 to these financial statements to November 19, 2008, on which date the Company successfully filed its Form S-1.  The registration statement was declared effective by the SEC on December 4, 2008.

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

In this quarterly report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

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

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly-owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI private”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI private  is developing a project for a gas/steam or diesel/steam hybrid technology. CPTI private incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL”) a company based in, and incorporated under the laws of the United Kingdomon May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI private entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights. CPTI private and CEPS merged on June 20, 2006 with CEPS being the surviving entity. On July 10, 2006 CEPS became a wholly-owned subsidiary of the Company when the stockholders of CPTI private tendered their remaining shares.

We presently have two subsidiaries, CEPS, which is a wholly-owned subsidiary of the Company, and CPTL, which is a wholly-owned subsidiary of CEPS.  We undertake all of our business operations indirectly through our wholly-owned U.K. subsidiary, CPTL. These operations are presently focused on the research and development of our technology, a steam hybrid engine.

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

Our CESAR technology is designed to increase vehicle fuel economy and reduce emissions by capturing, storing, and reusing otherwise wasted heat from the exhaust of a conventional combustion engine. A heat exchanger captures waste energy, which is then stored in the form of steam in an accumulator, for ‘on demand’ use either in the same ‘primary’ engine, or in a secondary vapour engine. Power can be produced solely by the secondary vapour engine even after the primary combustion engine has shut down. Our CESAR system can be used to power auxiliary truck systems, such as trailer refrigeration and cab cooling or heating, in regulatory ‘no idle’ or ‘quiet’ zones. In additional to initial truck applications, CESAR can be further applied in our well developed passenger car programmed in addition to having longer-term potential in the locomotive and marine sectors.

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in a commercial application in mid 2010. If successful, we intend to license the technology or form partnerships for the use of the technology with any customers we may identify.

We have to date been funded by existing working capital, by an offering of our convertible debentures and common stock , and by stockholder loans from a director and executive officer of the Company.  On July 11, 2008, the Company closed on two million ($2,000,000) of a maximum of $5,000,000 of convertible debentures. Under the terms of the agreement the Company could raise an additional three million ($3,000,000) from one or more investors. On February 10, 2009, the Company closed an additional one million ($1,000,000) by way of an equity financing at a price of $0.45 per share.  The Company issued a total of 2,222,222 shares of common stock and warrants to purchase an aggregate of 2,777,778 shares of common stock pursuant to this financing, excluding placement agent warrants.  During the next twelve (12) months, the Company will require approximately three and a half million ($3,500,000) dollars for development and operating costs, of which approximately nine hundred thousand ($900,000) dollars will be applied to research and development of the project. The Company anticipates expending approximately $1,400,000 on salaries for management, employees and consultants, $144,000 in lease and rental payments for our development facility, $300,000 on patent related fees and legal fees, $400,000 on taxes, insurance and administration of the project, $120,000 on audit and accounting related fees and approximately

 $250,000 on travel, investor/public relations and miscellaneous corporate expenses. As of February 28, 2009, the Company had available cash of $655,730 as compared to available cash of $1,203,030 at August 31, 2008. During the six month period covered by this quarterly report, along with regular monthly operational expenditures, the Company undertook certain leasehold improvements and acquired certain equipment further reducing the Company’s cash position by approximately $300,370.  The Company may need to raise approximately two million ($2,000,000) in additional funds to meet its planned operations for the next twelve months.  At this time, the Company cannot say with certainty whether it will be successful in raising the additional two million ($2,000,000). The Company believes that with the closing of the three million ($3,000,000) raised during July, 2008 and February, 2009, it is able to continue operations for the next six months as it believes that it is  able to raise any additional required capital by way of equity or stockholder loans.  There can be no assurance that the Company will be able to raise these required funds. If the Company cannot raise the required funds then operations may cease.

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

In order to meet many challenges relating to the development of the steam technology, the Company has appointed a Swiss steam technology specialist company called Dampflokomotiv-und Maschinenfabrik DLM AG (“DLM”) to act as its outside consultant for the further development of the Company’s Clean Energy Storage and Recovery (‘CESAR’) technology. DLM will advise and use its in-house expertise to assist and facilitate the development of the next stage in our CESAR programme of the Company. DLM has professionally qualified engineers with specialist experience. DLM will provide knowledge and experience in such areas as the design of the process to predict and analyse the heat transfer performance and issues associated with pressure losses for a range of thermal operations involving liquids and gases with and without change of phase. DLM has experience with stress analysis including pressure vessel design to European and British standards. DLM will work with the engineers of the Company on a routine basis. We intend to continue this development over the next twelve months.

The Company employed a CAD engineer in mid-January 2008 and work has commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The CAD engineer is experienced in all aspects of design and development. The Company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.

In early May 2008, the Company agreed to acquire additional space in Newhaven, UK, to accommodate its corporate office and expanding test cell facility.  Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $25,207 (£15,000) payable quarterly commencing March 2009.  Concurrently, the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price of  the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

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

The Company has acquired a further 7,500 sq ft of additional space in Newhaven, UK. This additional space will be for newly acquired test equipment and offices, copies of the leases for the new space are appended to this filing.

The first system is currently being installed on the Company’s truck, acquired and delivered during the period covered by this quarterly report.   The Company’s truck is similar to the trucks in the U.S. trucking company fleet. This truck is a Columbia CL120 Conventional Chassis with a Day Cab. This vehicle has the same specifications as the current U.S.  fleet of vehicles on which we did our testing in mid 2008. The Company had conducted a series of tests in mid 2008 to collect data and validate test results to be used in this test vehicle.

Subsequent to the period covered by this quarterly report the Company received its “Rolling Road” simulator (or “dynamometer”). This equipment can simulate all the road conditions that a vehicle might encounter, allowing rigorous testing of our technology and we believe it will accelerate our technology from an advanced prototype to a commercially viable product.

Customer expectations are that any vehicle application will be fully reliable, continuously delivering the performance benefits promised in all conditions over a period of at least ten years. To this end the Company  has made a major investment of approximately $170,000 in a rolling road dynamometer manufactured by Dynomite of New Hampshire USA. This substantial piece of equipment can accommodate a maximum weight double-drive axle truck which turns the dynamometer rollers against a variable load created by applying electrical inertia. This allows the simulation of all road conditions that a truck may encounter in its day to day operation such as hilly terrain, urban stop-start and interstate highway running.

Using field data collected in mid 2008 during a three week exercise with the U.S. grocery hauler operations in Canada it will be possible, with appropriate instrumentation, to simulate fleet routes, to develop and refine particular applications, and to deliver maximum fuel benefits with minimum emissions. The equipment will allow, under fully-controlled laboratory conditions, the speedy characterisation of any vehicle exhaust temperature, flow and constituency together with fuel usage.

The Rolling Road will provide the “hub” of the development and validation programme for the CESAR system ensuring optimum functionality for each vehicle application. The issue of durability will also be addressed by other recent investments such as multi-axis shaker test rigs which will be programmed to home-in on harmful resonant frequencies for the system, as identified by data collected over specific proving ground surfaces. By running these shaker rigs on a 24 hour basis in environmental enclosures, capable of operating between -40 and +50 degrees Celsius, ten year life testing can be compressed into a period of only a few months.

The Rolling Road will be fully operational in our quarter ended May 2009, when testing will commence on our truck.  This bespoke truck, fitted with a Detroit Diesel engine and Eaton transmission, is designed to be used on highways, hectic city streets, narrow roads and can also be driven off-road.  The Rolling Road, which will be able to simulate all these conditions, will be a perfect test ground for the vehicle, and allow Clean Power to demonstrate how its CESAR technology improves the truck’s fuel efficiency in these conditions. This vehicle will be installed with a Prototype 2 CESAR system ready for testing on our Rolling Road in Newhaven on May 31, 2009. The test will reproduce the delivery routes used in the areas covered by the U.S. hauler. This will confirm the actual fuel savings to the major grocery hauler when compared against their current fuel usage. Typical routes we would use are Calgary to Banff and Calgary local area city routes.

Prior to this a Prototype 1 CESAR system will have been tested and validated within the test cell with the same vehicle package constraints being driven from our Caterpillar C15 engine.

Once the system is working on the truck with the Rolling Road the vehicle will be used for data collection at Millbrook Proving ground (this is GM built, proving ground just outside Bedford). This data will be used for drive file creation for accelerated durability testing on our hydraulic fatigue testing machines in Newhaven. These tests will represent the equivalent to 10 years of road durability in the space of 4 weeks.

It is anticipated that the first vehicle may require some electronic tuning in order for the system to work including steam valve optimization.  This should take no longer than 4 weeks starting from May 31, 2009. We can then successfully run the test to prove the fuel savings for our potential customers.

The Company anticipates that a newly designed reefer engine will be ready for road testing by late summer of 2009. Following a six month road trial and analysis, the Company expects to submit the CESAR technology for regulatory approval under various jurisdictions worldwide, with the hopes of achieving commercialization during the first half of 2010.

Starting June 1, 2009, our CAD engineering team will be preparing drawings for production Drawing release in January, 2010.

Michael Roberts our Product Acceptability Engineer will start work on April 27, 2009. His role is to ensure that our product is suitable and acceptable to the end user / customer. He will be responsible for the work content required to validate the system for the North American markets and  introduction to the Environmental Protection Agency of our system and the market sectors that our product can enter.   He is also be responsible for negotiations of available tax benefits for our customers installing our fuel saving environmentally friendly systems.

Although the Company remains focused on completing this US reefer project on schedule, there is significant interest in its steam hybrid technology for broader applications (including automotive, marine and military) in a wide range of countries. The Company continues to respond to these expressions of interest and will pursue opportunities which may arise and which management believes to be in the best interests of the Company.   As part of our new development, we are developing a system for use in land fill site electrical power generation; our system will deliver between 10% and 17% extra power back to the national grid. The spark ignition engines are run using the methane gas from the land fill, our system will add to this via heat recovery from the otherwise wasted exhaust gases.

Liquidity and Capital Resources

As of February 28, 2009, we have a total of $655,730 in cash on hand.

Results of Operations

The Company had no revenues for the period from inception to February 28, 2009.  The Company reported a loss from its operations totaling $128,204 as compared to a loss from operations totaling $1,530,487 (2008) over the 6 month periods as a result of the quarterly revaluation of its derivative financial instruments which resulted in a gain of $2,125,162 with no comparative entry over the comparative period for the six months ending February 29, 2008. General and administrative expenses, net the aforementioned gain during the current period ended February 28, 2009, totaled $2,253,365, as compared to $1,530,487 in the prior six month period ended February 29, 2008.  General and administrative expenses related primarily to salaries and consulting fees totaling $674,009 (2008-$277,517), office and administrative expenses totaling $332,958 (2008 - $500,556), interest expense associated with the amortization of certain convertible notes totaling $243,487 (2008 - $23,560) and stock-based compensation expenses totaling $293,000 (2008 – Nil).  The Company also expended a total of $143,774 (2008 – $136,511) on professional fees, $33,630 (2008 – $200,000) in consulting fees settled by the issuance of common stock and $152,635 ($59,204-2008) in research and development efforts.  Depreciation costs, amortization of stock option costs and deferred financing costs cumulatively totaled $154,883 during the six month period as compared to $83,139 for the six month period ended February 29, 2008.   Additionally during the six month period ended February 29, 2008 the Company expensed $250,000 with respect to certain director’s fees settled by the issuance of common stock, with no similar expenditure in the six month period ended February 28, 2009.

Reported under other comprehensive loss the Company recorded an unrealized loss from foreign exchange of $29,113 during the six month period ended February 28, 2009, as opposed to a unrealized loss from foreign exchange during the comparative period for the six month period ended February 29, 2008 totaling $16,355.  The comprehensive loss for the six month period ended February 28, 2009 totaled $157,317 as compared to a comprehensive loss totaling $1,546,842 for the six month period ended February 29, 2008. The Company reported a loss of $0.00 per share for the six months ended February 28, 2009 as compared to a loss of $0.03 per share for the six months ended February 29, 2008.  The comprehensive loss from inception to date totals $13,906,858 as at February 28, 2009.

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

ITEM 4T.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 28, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.               RISK FACTORS

Not Applicable

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended February 28, 2009, we issued the following securities which were issued without registration under the Securities Act of 1933, in reliance on Section 4(2), and the provisions of Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Marco Cucinotta 550-127 Broomfield Ave Worthing, Sussex BN14 7SF	100,000	Stock Award pursuant to an employment agreement.

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

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                   OTHER INFORMATION

The Company and Quercus agreed to extend the date for the filing of the registration statement on Form S-1, more particularly described under Note 8 to these financial statements to November 19, 2008, on which date the Company successfully filed its Form S-1.  The registration statement was declared effective by the SEC on December 4, 2008.

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

On February 10, 2009, Robert Bailey resigned from the Company’s Board of Directors and Mr. David Anthony was appointed to the Company’s Board of Directors, pursuant to the terms of the private placement with The Quercus Trust.

Subsequent to the period covered by this quarterly report, on March 3, 2009 the Company issued a total of 850,000 shares of common stock to Mr. Abdul Mitha, an officer and director of the Company,  in order to settle a portion of a convertible debenture between the Company and Mr. Mitha.  The effective date of the issuance of the shares for accounting purposes was February 27, 2009.

Subsequent to the period covered by this quarterly report, on March 3, 2009 the Company issued a total of 250,000 shares of common stock to Mr. Peter Gennuso, a director of the Company as compensation for his appointment as Vice President of Corporate Development.  The effective date of the issuance of the shares for accounting purposes was January 9, 2009.

Subsequent to the period covered by this quarterly report, on March 3, 2009 the Company issued a total of 100,000 shares of common stock to Mario Cucinotta pursuant to his employment contract.  The effective date of the issuance of the shares for accounting purposes was January 9, 2009.

Subsequent to the period covered by this quarterly report, on March 13, 2009 the Company issued a total of 2,222,222 shares of common stock to The Quercus Trust pursuant to a private placement of $1,000,000 worth of the Company’s common stock at $0.45 per share.  The effective date of the issuance of the shares for accounting purposes was February 10, 2009.  In conjunction with the issuance of the aforementioned common stock the Company issued the following warrants:

-	1,666,667 warrants at an exercise price of $0.60 per share expiring on February 10, 2010 to The Quercus Trust
-	1,111,111 warrants at an exercise price of $0.85 per share expiring on February 10, 2010 to The Quercus Trust
-	133,333 warrants at an exercise price of $0.60 per share expiring on February 10, 2010 to vFinance, the placement agent.
-	88,889 warrants at an exercise price of $0.85 per share expiring on February 10, 2010 to vFinance, the placement agent.

On March 13, 2009, the Company and The University of Sussex (“Sussex”) entered into a binding letter of intent (the “Letter of Intent”) providing for (i) the assignment to the Company of Sussex’s existing patent application relative to its high energy storage system for motor vehicles (“HYSTOR”); and (ii) an understanding between the parties to collaborate on certain matters in connection with the HYSTOR project.  Pursuant to the Letter of Intent, the Company will be responsible for filing and prosecuting, at its sole expense, territorial applications based upon the International Publication Number (“WIPO Application”) in Japan, the United States, Canada, and the European Union. Simultaneous with the execution of the Letter of Intent, the Company and Sussex executed an Assignment (Non-Provisional Patent Application) (the “Assignment”) to sell, assign, transfer and convey to the Company all right, title and interest in and to the WIPO Application. Further, pursuant to the Letter of Intent, the parties also agreed to enter into a separate collaborative relationship agreement providing for the parties to collaborate in good faith to secure funding to further develop the HYSTOR project.  A copy of the Letter of Intent and Assignment are filed herewith as Exhibits 10.23 and 10.24, respectively.

ITEM 6.                   EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.1 (i)	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.1(ii)	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.2(i)	Amended and Restated Bylaws	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on January 22, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 12, 2006

10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 19, 2006
10.4	2007 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Form SB-2 registration statement filed with the Securities and Exchange Commission on March 23, 2007
10.5	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
10.6	2008 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on April 17, 2008
10.7	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 28, 2008
10.8	Stock Purchase Agreement dated July 10, 2008, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.9	Promissory Note issued by the Company to The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.10	Registration Rights Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.11	Pledge Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.12	Class A Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.13	Class B Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.14	Cooperation Agreement between the Company and Voith Turbo GmbH & Co., KG dated August 5, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 8, 2008

10.15	Memorandum of Understanding between the Company and Farm Fresh Marketing Inc. dated December 12, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2008
10.16	Lease Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Filed herewith
10.17	Option Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Filed herewith
10.18	Lease Agreement between Mr. Andrew Leaver and Mrs. Hilary Leaver and Clean Power Technologies Limited effective November 18, 2008	Filed herewith
10.19	Stock Purchase Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.20	Form of Registration Rights Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.21	Form of Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.22	Form of Warrant issued by the Company to the Quecus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.23	Binding Letter of Intent between the Company and the University of Sussex dated March 13, 2009	Filed herewith
10.24	Assignment of Patent between the Company and the University of Sussex, Richard Stobart and Mudalige Weerasinghe dated March 13, 2009	Filed herewith

31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of April, 2009

 CLEAN POWER TECHNOLOGIES INC.

By:    /s/ Abdul Mitha
Name:  Abdul Mitha
Title:   President, Principal Executive Officer

By:    /s/ Diane Glatfelter
Name:  Diane Glatfelter
Title:   Secretary, Treasurer, Principal Financial Officer