Form 10-Q
period 2009-05-31
CLEAN POWER TECHNOLOGIES INC.
filed 2009-07-13
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

000-51716
(Commission File Number)

CLEAN POWER TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0413062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 7(W) E-Plan Industrial Estate New Road, New Haven, East Sussex, UK	BN90EX
(Address of principal executive offices)	(Zip Code)

+ 44 1273-516013
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

Yes [X] No [ ]
Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

71,749,970 common shares outstanding as of June 30, 2009
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLEAN POWER TECHNOLOGIES INC.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2009.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

Page

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Loss	6

Consolidated Statements of Cash Flows	7 to 8

Notes to Unaudited Consolidated Financial Statements	9 to 25

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009

(Stated in US Dollars)

(UNAUDITED)

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)
ASSETS	May 31, 2009	August 31, 2008
Current
Cash	$144,806	$1,203,030
Amounts Receivable - Note 4	52,357	15,071
Prepaid expense	45,402	18,938
	242,565	1,237,039

Plant and equipment - Note 5	838,870	506,983
Deferred financing costs, net of accumulated amortization of $82,685 as of May 31, 2009	100,610	169,795
Total Assets	$1,182,045	$1,913,817

Liabilities and Stockholders' Deficiency
Current
Accounts payable and accrued liabilities	$217,929	$194,908
Accounts payable – related party	52,545	-
Prepaid deposit	83,990	-
Wages payable - related party - Note 6	365,582	126,667
Stock option liability - Note 10(ii)	778,362	380,290
Total current liabilities	1,498,408	701,865

Due to related party - Note 6	179,316	139,521
Secured convertible notes payable - including $143,111 accrued interest - Note 8	279,369	47,342
Embedded derivative liability - Note 8	962,733	1,933,002
Warrant liability - Note 8	3,335,137	3,372,000
Total Liabilities	6,254,963	6,193,730

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 69,564,970 and 65,785,748 shares issued and outstanding at May 31, 2009 and August 31, 2008, respectively.	69,565	65,786
Additional paid in capital	11,621,118	9,403,842
Accumulated other comprehensive loss	(79,192)	(51,668)
Accumulated deficit during the development stage	(16,684,409)	(13,697,873)
Total Stockholders' Deficiency	(5,072,918)	(4,279,913)
Total Liabilities and Stockholders' Deficiency	$1,182,045	$1,913,817

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Stated in U.S. Dollars)
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,		May 12, 2006 (Date of Inception) to May 31, 2009
	2009	2008	2009	2008
Expense
Depreciation	$70,551	$47,389	$179,565	$130,528	$440,637
Interest expense	123,110	3,088	366,598	26,648	642,228
Office and administration	168,034	255,324	500,991	755,880	1,911,931
Organization costs	-	-	-	-	2,500
Research and development	82,882	23,695	235,516	82,899	1,011,848
Foreign exchange loss (gain)	83	-	11,913	-	11,998
Deferred financing amortization costs	23,315	-	69,185	-	82,685
Amortization of stock option benefits	184,911	87,952	398,071	87,952	778,362
Derivative (income) expense - Note 8	394,893	-	(1,730,269)	-	1,796,322
Professional fees	157,994	76,572	301,768	213,082	918,146
Professional fees settled with shares	1,176,000	-	1,176,000	-	1,809,609
Salaries and consulting fees - Note 6	392,601	235,223	1,066,610	512,740	2,410,722
Salaries and consulting fees settled with shares - Note 6, Note 10	-	2,925,000	33,630	3,125,000	3,770,130
Directors' fees settled with shares	-	-	-	250,000	430,000
Administrator fees settled with shares	-	-	-	-	258,000
Stock-based compensation - Note 10	83,958	-	376,958	-	409,291

Net income (loss) for the period	(2,858,332)	(3,654,243)	(2,986,536)	(5,184,729)	(16,684,409)

Other comprehensive loss:
Unrealized foreign exchange on transactions	1,589	(14,598)	(27,524)	(30,953)	(79,192)

Comprehensive gain (loss) for the period	$(2,856,743)	$(3,668,841)	$(3,014,060)	$(5,215,682)	$(16,763,601)

Basic and diluted loss per share	$(0.04)	$(0.06)	$(0.04)	$(0.09)

Basic and diluted weighted average number of shares	69,561,673	61,935,748	67,455,633	58,980,431

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Nine months ended May 31,		May 12, 2006 (Date of Inception) to May 31, 2009
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(2,986,536)	$(5,184,729)	$(16,684,409)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	179,565	130,528	440,637
Amortization of stock option benefit	398,071	87,952	778,362
Amortization of debt discount	219,719	-	348,890
Amortization of deferred financing costs	69,185	-	84,390
Interest accrued on debt	30,042	-	140,946
Interest accrued on senior convertible notes	120,000	-	143,111
Derivative (income) expense	(1,730,269)	-	1,796,322
Issuance of common stock for professional services	1,176,000	-	1,809,609
Issuance of common stock for director services	-	250,000	430,000
Issuance of common stock for consulting services	33,630	525,000	1,170,130
Issuance of common stock for prior period salary	-	2,600,000	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	-	-	402,000
Stock-based compensation	376,958	-	409,291
Changes in assets and liabilities:
Amounts Receivable	(37,040)	20,790	(47,063)
Prepaid expenses and other current assets	(26,666)	90,824	(38,932)
Prepaid deposit	83,990	-	83,990
Accounts payable and accrued expense	332,040	156,573	653,093
Net cash used in operating activities:	(1,761,311)	(1,323,062)	(5,221,633)

Cash flows from investing activities:
Acquisition of plant and equipment	(513,599)	(123,483)	(1,265,897)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(513,599)	(123,483)	(1,203,827)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	-	1,815,000
Proceeds from issuance of common stock	1,000,000	815,000	2,743,766
Due to related party	259,664	339,669	2,088,834
Net cash provided by financing activities:	1,259,664	1,154,669	6,647,600

Effect of foreign exchange on transactions	(42,978)	(23,264)	(77,334)

Net increase (decrease) in cash	(1,058,224)	(315,140)	144,806
Cash at beginning of period	1,203,030	331,279	-
Cash and cash equivalents at end of period	$144,806	$16,139	$144,806

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Nine months ended May 31,		May 12, 2006 (Date of Inception) to February 28, 2009
	2009	2008
Supplemental schedule of cash flows:
Cash paid during the period for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Amortization of stock option benefit	$398,071	$87,952	$778,362
Amortization of deferred financing costs	69,185	-	84,390
Interest on note payable	30,042	-	140,946
Interest accrued on senior convertible notes	120,000	-	120,000
Derivative (income) expense	(1,730,269)	-	1,796,322
Issuance of common stock for professional services	1,176,000	-	1,809,609
Issuance of common stock for director services	-	250,000	430,000
Issuance of common stock for consulting services	33,630	525,000	1,170,130
Issuance of common stock for prior period salary	-	2,600,000	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	-	-	402,000
Stock-based compensation	376,958	-	409,291
Total:	$473,617	$3,462,952	$9,999,050

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 1            Nature and Continuance of Operations

               (a) Organization

Clean Power Technologies Inc. (the “Company”) was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language.  On June 13, 2006, the Company changed its name to Clean Power Technologies Inc.

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly-owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI private”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI private  is developing a project for a gas/steam or diesel/steam hybrid technology. CPTI private has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in, and incorporated under the laws of the United Kingdom on May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI private entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights (see Note 6).  CPTI private and CEPS merged on June 20, 2006 with CEPS being the surviving entity. On July 10, 2006 CEPS became a wholly-owned subsidiary of the Company when the stockholders of CPTI private tendered their remaining shares.

The Company’s fiscal year-end is August 31.

(b)           Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.

The primary operations of the Company are presently undertaken by CPTL-UK. Initially, the primary focus of the Company was to develop two vehicles in order to prove their concept.  The first vehicle was to be a prototype to demonstrate the technology and the second vehicle was to be an engineered vehicle to be unveiled to the auto industry.  In November 2007, the Company decided to re-prioritize its development program.  While development on the automobiles continued, it was decided that the fastest route to market was to focus on the development of refrigeration units for grocery trucks.

Note 2            Interim Financial Statements

While the information presented in the accompanying nine months to May 31, 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended August 31, 2008.

Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2009.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
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

(c)  Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $16,684,409 since its inception, has negative working capital of $1,255,843 and expects to incur further losses in the development of its business. The Company is currently seeking additional financing opportunities.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 3             Summary of Significant Accounting Policies (Continued)

(d)  Financial Instruments (Cont’d)

As of May 31, 2009, the estimated fair value and carrying value of our secured convertible notes payable is as follows:

Secured Convertible Notes Payable:	Carrying Value	Fair Value
$2,000,000 face value secured convertible notes due July 10, 2010	$(136,258)	$(1,932,214)

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

The following table summarizes the components of derivative liabilities as of the quarterly period ended May 31, 2009:

Our financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$(962,733)	$(2,612,857)	$(3,575,590)
$1,000,000 common stock purchase agreement	--	(722,280)	(722,280)
	$(962,733)	$(3,335,137)	$(4,297,870)

We measure the fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, puts and redemption features embedded in hybrid debt instruments, we generally use the Monte Carlo

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the quarterly period ended May 31, 2009.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$(153,819)	$(255,714)	$(409,533)
$1,000,000 common stock purchase agreement	--	14,640	14,640
	$(153,819)	$(241,074)	$(394,893)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments from inception through the quarterly period ended May 31, 2009.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$587,012	$157,000	$744,012
$1,000,000 common stock purchase agreement	--	21,960	21,960
	$587,012	$178,960	765,972

Day-one derivative losses:
$2,000,000 face value secured convertible notes due July 10, 2010			(2,541,191)
$1,000,000 common stock purchase agreement			(21,103)
Total derivative income (expense):			$(1,796,322)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 3             Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

Our derivative liabilities as of May 31, 2009, our derivative gains during the quarterly period May 31, 2009 and our derivative losses from inception through May 31, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

• The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock increased from $0.55 on July 10, 2008 to $0.65 on August 31, 2008, then decreased to $0.50 on February 28, 2009. The price increased to $0.55 on May 31, 2009. The higher stock price on August 31, 2008 had the effect of significantly increasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these higher values with charges to derivative expense. Alternatively, the lower stock price on February 28, 2009 had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income. Subsequently, the effect of the higher stock price on May 31, 2009 required charges to derivative expense.

• In connection with our accounting for the secured convertible note financing we encountered the unusual circumstance of a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,541,191. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

The following table summarizes the number of common shares indexed to the derivative financial instruments as of May 31, 2009:

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
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 3              Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

registration payments will require recognition when they are both probable and reasonably estimable. As of May 31, 2009, our management concluded that registration payments are not probable.

(e)	Use of Estimates in the preparation of the financial statements

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 4            Amounts Receivable

Amounts receivable of $52,357 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5            Plant and Equipment

	May 31, 2009
	Cost	Accumulated Amortization	Net Book
Vehicles	$105,719	$(45,067)	$60,652
Machinery	748,178	(249,506)	498,672
Computer and office equipment	201,531	(109,626)	91,905
Leasehold improvements	230,040	(42,399)	187,641
	$1,285,468	$(446,598)	$838,870

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
May 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 6             Related Party Transactions (Continued)

•	500,000 shares of common stock when the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer is successfully tested;
•	1,000,000 shares of common stock when the first Refrigeration Unit is commercially sold;
•
1,000,000 shares each time when the heat recover system for the Marine application or An Auxiliary Steam Engine for Trucks or similar engines based on the Heat recovery and/or Steam technology is developmed and commercially sold to the first customer; 1,000,000 shares of common stock when the first automobile which is developed on the heat recovery system is successfully tested and verified by the E.P.A; and

•	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of these performance-based awards as at May 31, 2009.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the awards.

On February 1, 2009, the Company entered into an addendum to accelerate the annual salary increase permitted under the contract upon achieving certain development benchmarks.  As a result, starting March 1, 2009 Mr. Burn’s monthly salary was adjusted to a base of £12,100.  During the nine month period ended May 31, 2009, Michael Burns, the project manager who is also a member of the Board of Directors of the Company and an officer of wholly-owned subsidiary CPTL-UK was paid $149,811 (£97,300) under the terms of his employment agreement.

Additionally under the terms of the original April 24, 2006 Agreement, the Company agreed to fund all future costs for research, development, patenting, licensing and marketing of the technology in exchange for the transfer of all rights and interests in technology to the Company.  As payment for this technology, the Company’s subsidiary issued 2,000,000 shares of its common stock at $0.001, which shares were exchanged for 2,000,000 shares of the Company’s common stock.  The Company also agreed to fund up to £2,000,000 (US$4,027,800) towards the development of the technology.

On July 26, 2006, CPTL-UK entered into a lease agreement with an officer of CPTL-UK to lease the office and laboratory premises for a term of three years. (see Note 7).  Under the terms of the lease, an expense of $20,800 (£13,500) was charged during the nine months ended May 31, 2009 by an officer of CPTL-UK as rent.

Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha, Mr. Mitha invoiced the Company $383,333 with respect to his monthly salary obligation for the nine month period ended May 31, 2009.  During the nine month period Mr. Mitha received payments against his accrued salary totaling $144,418, leaving $365,582 due and payable to Mr. Mitha in salary obligations as at May 31, 2009.

During the nine month period ended May 31, 2009 Mr. Mitha advanced $259,664 for operations, under the terms of a convertible debenture approved September 28, 2006.  In respect of these advances, during the nine months ended May 31, 2009 the Company recorded amortization of loan discount in the amount of $107,692 (2008 - $52,136).  Unamortized discount at May 31, 2009, which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the provisions of the proceeds during the nine months ending May 31, 2009, totalled $118,718 (2008 - $245,244), which amount is being amortized over  the term of the note(s) or until conversion.  During the quarter ended February 28, 2009, the Company issued 850,000 shares of common stock to Mr. Mitha to retire $425,000 of the cumulative loans as at that date, including all accrued interest as at the date of settlement, at $0.50 per share. As at May 31, 2009 the balance sheet reflects notes payable to Mr. Mitha of $179,316 which amount reflects convertible loans totaling $312,262, net an unamortized discount of $132,946.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 7             Commitments

(a)           On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expires on July 25, 2009.  The CPTL—UK lease calls for annual rent in the amount of $29,150 (£18,000) plus applicable taxes, and is payable quarterly.  CPTL-UK is required to make minimum lease payments totalling $4,857 (£3,000) over the remaining term of the lease.  Subsequent to the quarter ended May 31, 2009 the Company entered into negotiations on a new lease at this location.

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

(c) On July 1, 2007 CPTL –UK entered into a six month renewable lease agreement for a corporate apartment located in Surrey, United Kingdom.  The initial lease expired on December 31, 2007 and was last  renewed on July 1, 2008.  The lease called for monthly rent in the amount of $2,986 (£1,900) plus applicable taxes.  The lease expired without renewal during the quarter ended February 28, 2009.

(d)            During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which, the Company has remitted a total of £35,000 (approximately U.S. $70,000).  The agreement also provided for quarterly consulting fees of £12,000 (approximately U.S. $24,400). The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.  During the 9 months ended May 31, 2009 the Company has remitted a total of $21,038 in respect of these fees, with $8,211 remaining due and payable at the end of the quarter.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 7             Commitments (Continued)

(e) On March 17, 2008, the Company entered into an agreement with steam technology specialist Dampflokomotiv-und Maschinenfabrik DLM AG ("DLM") to act as a consultant for the further development of the Company's Clean Energy Separation and Recovery (“CESAR”) technology. Under the terms of the agreement DLM was to provide a preliminary study to the Company at a cost of 34,375 Euros (approximately U.S. $52,000) payable in 3 installments as follows:

•	25% of the total sum upon signing of the engagement;
•	25% of the total sum upon presentation of the first results but not later than three (3) months after engagement date; and
•	Balance upon completion of work scope payable within 30 days of delivery of final invoice

During the first quarter ended November 30, 2008, the Company received the preliminary study report and remitted all remaining payments under the terms of the engagement and entered into a further agreement regarding prototype specifications for a Heat Exchanger at a total cost of 12,340 Euros (then approximately US$15,680), which amount was remitted at the time of the engagement.

(f) On July 28, 2008, the Company entered into an agreement with Mr. George McLaine whereby Mr. McLaine agreed to serve as a consultant to assist the Company with introductions to transportation companies in the Province of Alberta, Canada, and abroad with a purpose of locating collaborative partners to test the Company’s heat recovery systems in trucks and trailers.  In consideration for this service, Mr. McLaine shall receive 32,000 shares of the Company’s common stock for each introduction that results in a collaboration agreement.  Further, Mr. McLaine shall receive 25,000 shares of the Company’s common stock per annum for serving as a consultant to the Company.  The contract is for a period of two (2) years and may be renewed by mutual consent.  Mr. McLaine is to also receive a 30% commission for any advance purchase orders received on the advance deposit required of 1% of the total purchase or $100 per unit ordered. 32,000 shares were issued under the Company’s 2007 Stock Option and Stock Award Plan as of September 8, 2008.

(g) On June 1, 2008, the Company’s subsidiary CPTL-UK entered into an employment contract with an IT specialist whereunder the employee will receive 25,000 shares of the Company’s common stock after the initial three (3) months, and 25,000 shares of the Company’s common stock each year on the anniversary of the completion of certain work projects up to a maximum of 100,000 shares.  25,000 shares were issued under the Company’s 2007 Stock Option and Award Plan as of September 8, 2008. As to the remaining 75,000 Shares of common stock available for issue under the above-noted contract, due to the fact that they are service based awards, the Company has recognized a stock-based compensation expense.  Refer to Note 10(ii) – Restricted Stock Awards for additional details.

(h) On October 27, 2008 the Company’s subsidiary CPTL-UK entered into an employment agreement with Marco Cucinotta whereby Mr. Cucinotta will receive an annual salary of $151,243 (£90,000) as well as the following performance based compensation:

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

The Company issued a total of 200,000 shares in respect of the above agreement under its 2007 Stock Option and Award Plan as to 100,000 shares on January 9, 2009 and 100,000 shares on March 3, 2009, respectively. Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of the above-noted performance-based awards as at May 31, 2009.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the awards.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 7             Commitments (continued)

(i) In November 2008 the Company’s wholly-owned subsidiary CPTL-UK entered into various employment contracts which call for a total of 475,000 shares of the Company’s common stock to be issued as stock awards upon completion of certain technology development benchmarks.    Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of these performance-based awards as at May 31, 2009.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the awards. Concurrently the Company entered into an employment contract under which a certain employee is entitled to receive a total of 50,000 service-based awards, in respect of which the Company has recognized a stock-based compensation expense.  Refer to Note 10(ii) – Restricted Stock Awards for additional details.

(j) Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,291 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

The lease payments for each of the five succeeding fiscal years are as follows:

2009	$12,145
2010	24,291
2011	24,291
2012	24,291
2013	24,291
Thereafter	12,146
Total:	$121,455

(k) On November 18, 2008 CPTL–UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease called for monthly rent in the amount of $2,025 (£1,250) plus applicable taxes and expired May 17, 2009.  The lease was renewed subsequent to the quarter for a term of 12 months, expiring in May, 2010.   The lease payments for each of the two succeeding fiscal years are as follows:

2009	$6,073
2010	18,218
Total:	$24,291

(k) On March 12, 2009 and May 5, 2009 the Company entered into two agreements with Gersten Savage LLP, the Company’s attorneys, in connection with the filing and prosecution of certain foreign patent applications with respect to the Unitary Engine and Reservoir Engine Inventions as well as additional refrigeration types; and, prosecution and filing of additional United States applications for the Reefer Control System, In-line Automotive Auxiliary Power System and Land-fill/Waste Heat Auxiliary Power Generation System.  Under the terms of the retainer agreements, the Company agreed to pay fixed fees as follows:

▪
$810,000 worth of the Company’s restricted common shares with a deemed value of $0.375 per share. Subsequent to the quarter ended May 31, 2009 the Company issued a total of 2,160,000 shares in full and final settlement of this provision and a total of  $1,176,000, [$600,000 as to 1,200,000 common shares with a market value of $0.50 on the date of the agreement, and $576,000 as to 960,000 common shares with a market value of $0.60 on the date of the agreement], has been expensed in respect of the issuance of these shares on the Company’s income statement during the quarter;

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 7                       Commitments (continued)

▪
$450,000 in cash payments due under the March 12, 2009 agreement and $240,000 in cash payments due under the May 5, 2009 retainer agreement for a total of $690,000 in cash payments, which amount is payable as follows: $35,000 and $10,000, respectively, due  upon signing of the individual retainer agreements; $15,000 per month commencing 120 days from March 12, 2009 and $7,500 per month commencing 120 days from May 5, 2009 until such time as the balance of the required cash amounts are settled in full.  During the quarter the Company did not make any cash payments in respect of the two retainer agreements;

▪
In the event the Company should obtain additional financing in an amount of $3 million US Dollars, there shall be an acceleration as to monthly amounts to be invoiced under the May 5, 2009 retainer agreement such that there will be an immediate settlement of $200,000 in outstanding fees, with a further settlement of $100,000 in fees with each subsequent $1,000,000 raised.

▪
Under the terms of the retainer agreements the Company further agrees to grant piggyback registration  and/or S-8 rights and shall include the Designees’ shares of restricted common stock in its next registration statement.

(l) On April 29, 2009 the Company’s wholly-owned subsidiary CPTL-UK entered into an employment contract which calls for a total of 25,000 shares of the Company’s common stock to be issued as stock awards upon completion of certain technology development benchmarks.    Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of this performance-based award as at May 31, 2009.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the performance based awards. Concurrently under this employment contract the employee is entitled to receive a total of 50,000 service-based awards which are granted over a three year period on the anniversary date of the contract.  In respect of these awards, the Company has recognized a stock-based compensation expense.  Refer to Note 10(ii) – Restricted Stock Awards for additional details.

Note 8              Secured Convertible Note Financings

Secured Convertible Notes consist of the following financings as of May 31, 2009:
Carrying Value
8% face value $2,000,000 secured convertible notes issued July 10, 2008 and due on July 10, 2010	$(136,258)

On July 10, 2008 we entered into a financing arrangement with The Quercus Trust.  The financing arrangement involved the issuance of $2,000,000 of 8.0% secured convertible notes payable, due July 10, 2010 plus warrants to purchase 4,285,715 (Class A Warrants) and 2,857,143 (Class B Warrants) shares of our common stock with strike prices of $0.60 and $0.80, respectively, for a period of five years from the date of issuance. The secured convertible notes are convertible into our common shares based upon a fixed conversion price of $0.35 and provide for customary conversion price adjustments. The holder has the option to redeem the secured convertible notes for cash in the event of defaults and certain other contingent events, including a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). Further, the Company may, at its option, choose to redeem the convertible notes at any time prior to the one (1) year anniversary of issuance.  Any such redemption shall be at one hundred & twenty percent (120%) of the principal amount of the Note. Moreover, interest on the convertible note is payable at the option of the Company to the holder annually either in cash or in common stock. In addition, we granted registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.0% for defaults under this provision.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 8             Secured Convertible Note Financings (Continued)

We received net proceeds of $1,815,000 from the July 10, 2008 financing arrangement. Incremental, direct financing costs of $185,000 (including placement agent warrants valued at $221,588 using the Black-Scholes-Merton valuation technique) are included in deferred financing costs and are subject to amortization using the effective method. Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $23,315.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, compound derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, adjusted for the effect of dilution because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

The following tabular presentation sets forth the derivative fair values as of the inception date of the financing transaction, year ended August 31, 2008 and the current quarter ended May 31, 2009:

	Compound Embedded Derivatives	Warrant Derivative	Total Derivatives
Inception date (July 10, 2008)	$(1,549,746)	$(2,769,857)	$(4,319,603)
August 31, 2008	$(1,933,002)	$(3,372,000)	$(5,305,002)
May 31, 2009	$(962,733)	$(3,335,137)	$(4,297,870)

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
May 31, 2009
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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of May 31, 2009 are illustrated in the following tables:

Compound Embedded Derivative
$2,000,000 face value secured convertible notes due July 10, 2010:
Conversion price	$0.35
Volatility	48,64%
Equivalent term (years)	1.10
Credit-risk adjusted yield	14.85%
Interest-risk adjusted rate	5.86%
Dividends	--

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 8             Secured Convertible Note Financings (Continued)

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	94.50%	94.50%
Term (years)	4.11	4.11
Risk-free rate	2.34%	2.34%
Dividends	--	--

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 9                 Stock Purchase Agreement (Continued)

	Series A Warrant Derivative	Series B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.85
Volatility	161.85%	161.85%
Term (years)	1.00	1.00
Risk-free rate	0.60%	0.60%
Dividends	--	--

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of May 31, 2009 are illustrated in the following tables:

	Series A Warrant Derivative	Series B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.85
Volatility	176.76%	176.76%
Term (years)	0.70	0.70
Risk-free rate	0.30%	0.30%
Dividends	--	--

The shares and warrants in respect of the stock purchase agreement discussed above were issued subsequent to the quarter ended February 28, 2009.

Note 10           Common Stock

During the quarter ended February 28, 2009, the Company reserved for issuance a total of 850,000 shares with respect to the conversion of $425,000 of related party debt to shares of common stock at $0.50 per share. (See Note 6 – Related Party Transactions above).  The 850,000 shares were issued on March 9, 2009.

During the quarter ended February 28, 2009, the Company  had a requirement to issue a total of 2,222,222 shares of common stock in respect of a stock purchase agreement, together with warrants to purchase 1,666,667 and 1,111,111 shares of common stock with strike prices of $0.60 and $0.85, respectively, for a period of one year from February 10, 2009.  There was a further 222,222 placement agent warrants required to be issued in respect of the transaction.  (See Note 9 – Stock Purchase Agreement above).  The 2,222,222 shares and all warrants associated with the transaction were issued on March 9, 2009.

On March 12, 2009 the Company entered into a retainer agreement with the law firm of Gersten Savage LLP, the Company’s attorneys, whereby the Company agreed to issue a total of 1,200,000 shares of restricted common stock at a deemed price of $0.375 per share in payment of certain fees.  These shares were issued on June 5, 2009.

On May 5, 2009 the Company entered into a further retainer agreement with the law firm of Gersten Savage LLP, the Company’s attorneys,  whereby the Company agreed to issue a total of 960,000 shares of restricted common stock at a deemed price of $0.375 per share in payment of certain fees.  The shares were issued on June 5, 2009.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 10           Common Stock (continued)

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

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	Term (years)	Volatility	Value
$ 0.50	$ 0.548	2.34%	5/1/2008	5/1/2014	2.4260	82.83%	$0.27
$ 0.50	$ 0.548	2.34%	5/1/2008	5/1/2015	2.9192	82.83%	$0.30
$ 0.50	$ 0.548	2.34%	5/1/2008	5/1/2016	3.4030	82.83%	$0.32
$ 0.50	$ 0.548	2.34%	5/1/2008	5/1/2017	3.9055	82.83%	$0.33
$ 0.50	$ 0.548	2.34%	5/1/2008	5/1/2018	4.3986	82.83%	$0.35
$ 0.50	$ 0.548	2.34%	5/1/2008	5/1/2019	4.8918	82.83%	$0.36

The fair value of the vested portion of options granted during the fiscal year ended August 31, 2008 totals $380,290 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The fair value of the vested portion of options during the nine month period ended May 31, 2009 totals $398,072 which amount has also been expensed and recorded as a current liability on the Company’s balance sheet. The following table summarizes details of the vesting schedule and associated fair value calculations:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 10           Common Stock (continued)

Option Grant date	Option Qty	Fair Market Value as at May 31, 2008 $	Amortization Term (In months)	Amortized value as at May 31, 2009 $
May 1, 2009	1,000,000	273,038	12	273,038
May 1, 2010	1,000,000	295,633	24	160,135
May 1, 2011	1,000,000	315,123	36	113,795
May 1, 2012	1,000,000	333,111	48	90,217
May 1, 2013	1,000,000	348,922	60	75,600
May 1, 2104	1,000,000	363,196	72	65,577
	6,000,000	1,929,023		778,362

                         (ii) Restricted stock awards

The Board of Directors approved a stock option and stock award plan on February 10, 2007 (the “2007 Plan”). Under the 2007 Plan, a maximum of 2,000,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2007 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors.   The Board of Directors approved a further stock option and stock award plan on February 10, 2008 (the “2008 Plan”). Under the 2008 Plan, a maximum of 2,500,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2008 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors.

During the nine month period ended May 31, 2009, the Company issued fully vested stock awards totaling 707,000 shares to employees and consultants under its 2007 Stock Option and Award plan as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the respective issue dates:

(a)	September 8, 2008, $0.59 per share with respect to 225,000 common shares issued to employees of wholly-owned subsidiary CPTL-UK, for a total of $132,750; and

(b)	September 8, 2008, $0.59 per share with respect to 32,000 common shares, for a total of $18,800.

(c)	January 9, 2009, $0.50 per share with respect to 350,000 common shares issued to an officer of the Company and an employee of the Company’s wholly-owned subsidiary CPTL-UK for a total of $175,000.

(d)	On March 3, 2009, $0.50 per share with respect to 100,000 common shares issued to an employee of the Company’s wholly-owned subsidiary CPTL-UK for a total of $50,000.

All amounts have been expensed during the respective periods.

Under SFAS 123R, restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.  During the nine months ended May 31, 2009 the Company has granted 125,000 stock awards under the 2007 Stock Option and Stock Award Plan to certain employees which are subject to certain service conditions, including term of employment.  These stock awards remain unvested as at May 31, 2009.   In respect of these awards, the Company has recognized a stock-based expense of $33,958 with respect to the vested portion at May 31, 2009, and unrecognized compensation expense totaling $56,042 is expected to be recognized over fiscal 2009, 2010, 2011 and 2012 as to $10,375, $29,800,  $13,200 and $2,667, respectively.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 10           Common Stock (continued)

The following table summarizes information on the Company’s restricted stock awards.

	Shares	Weighted Average Grant Date Fair Value

Unvested, at August 31, 2008	-	-
Granted	882,000	$0.53
Vested	707,000
Forfeited	-
Unvested, end of May 31, 2009	175,000	$0.51

As at May 31, 2009, the Company had available for issuance under its 2007 and 2008 Stock Option and Award Plans a total of 68,000 common shares and 2,500,000 common shares, respectively.

Note 11           Warrants

The Company had outstanding warrants to purchase 10,714,286 and 7,714,286 shares of its common stock at May 31, 2009 and August 31, 2008, respectively, at prices ranging from $0.60 to $0.85 per share.

The following schedule shows the warrants outstanding and changes made during the nine month period ended May 31, 2009:

	Number		Weighted Average Exercise Price
Warrants outstanding, August 31, 2008	7,714,286	(a)	$0.70
Changes during the nine month period ended May 31, 2009
Granted	3,000,000	(b)	$0.70
Exercised	-		-
Expired	-		-
Warrants outstanding, May 31, 2009	10,714,286		$0.70

Warrants outstanding at May 31, 2009 expire as follow:

Year	Number of Shares
2010	3,000,000
2013	7,714,286

Detailed terms of the valuations of the above noted warrants are discussed above in Note 8 – Secured Convertible Note Financings and Note 9 – Stock Purchase Agreement.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

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
May 31, 2009
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

On January 12, 2009 the FASB issued a final Staff Position ("FSP") amending the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets to achieve more consistent determination of whether another-than-temporary impairment has occurred. This FSP does not have an impact on the Company at the present time.

On April 1, 2009 the FASB issued FSP FAS 141(R)-1 that amends and clarifies FASB No. 141 (revised 2007), Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosures of assets and liabilities arising from contingencies in a business combination.

On April 9, 2009 the FASB issued three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. These FSPs do not have an impact on the Company at the present time.

On May 28, 2009 the FASB announced  the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements  that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166,  Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 12            New Accounting Standards (continued)

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The standards will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years. The guidance will have to be applied for first-quarter filings.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009  and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168  will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 14           Subsequent events

Subsequent to the quarter ended May 31, 2009 the Company issued a total of 25,000 shares under the 2007 Stock option and Stock Award plan with respect to contractual commitments under certain employment contracts.

Subsequent to the quarter the Company issued a total of 2,160,000 shares to the legal firm of Gersten Savage LLP to settle certain legal fees in respect of the filing and prosecution of various domestic and foreign patents.  Please refer to Notes 7 and 10 above.

On June 13, 2009 the Company held its 2009 Annual General Meeting of Shareholders (the “Meeting”).  At the Meeting shareholders elected directors, ratified the appointment of the Company’s independent auditors for the current fiscal year and approved a 2009 Stock Option and Stock Award Plan whereby the Company may issue up to 4,000,000 shares of the Company’s common stock to directors, officers, employees and consultants, as further described in the Definitive Schedule 14C filed with the SEC on May 19, 2009.

On June 29, 2009 the Company entered into a five (5) year lease for additional office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,291 (£15,000) payable quarterly commencing June 2009.   Concurrently the Company entered into an option to purchase the aforementioned property, exercisable June 2009 through December 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

The lease payments for each of the five succeeding fiscal years are as follows:

2009	$4,049
2010	24,291
2011	24,291
2012	24,291
2013	24,291
Thereafter	20,242
Total:	$121,455

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

Plan of Operation

Our Company is committed to developing hybrid fuel technology and alternative fuel for a range of vehicles, including locomotives, heavy trucks and light cars. The Company’s proprietary technology significantly reduces pollution through its Clean Energy Separation and Recovery (“CESAR”) system, which takes otherwise wasted heat from the exhaust of a conventional combustion engine and modifies it through a heat recovery system to generate clean power for vehicles.

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

Our CESAR technology is designed to increase vehicle fuel economy and reduce emissions through lowered fuel consumption by capturing, storing, and reusing otherwise wasted heat from the exhaust of a conventional combustion engine. A heat exchanger captures waste energy, which is then stored in the form of steam in an accumulator, for ‘on demand’ use either in the same ‘primary’ engine, or in a secondary vapour engine. Power can be produced solely by the secondary vapour engine even after the primary combustion engine has shut down. Our CESAR system can be used to power auxiliary truck systems, such as trailer refrigeration and cab cooling or heating, in regulatory ‘no idle’ or ‘quiet’ zones. In additional to initial truck applications, CESAR can be further applied in our well developed passenger car programmed in addition to having longer-term potential in the locomotive and marine sectors.

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in a advanced prototype and commercial application in mid 2010. If successful, we intend to license the technology or form partnerships for the use of the technology with any customers we may identify.

We have to date been funded by existing working capital, by an offering of our convertible debentures and common stock, and by stockholder loans from a director and executive officer of the Company.  On July 11, 2008, the Company closed on two million ($2,000,000) of a maximum of $5,000,000 of convertible debentures. Under the terms of the agreement the Company could raise an additional three million ($3,000,000) from one or more investors. On February 10, 2009, the Company closed an additional one million ($1,000,000) by way of an equity financing at a price of $0.45 per share.  The Company issued a total of 2,222,222 shares of common stock and warrants to purchase an aggregate of 2,777,778 shares of common stock pursuant to this financing, excluding placement agent warrants.  During the next twelve (12) months, the Company will require approximately three and a half million ($3,500,000) dollars for development and operating costs, of which approximately nine hundred thousand ($900,000) dollars will be applied to research and development of the project. The Company anticipates expending approximately $1,400,000 on salaries for management, employees and consultants, $144,000 in lease and rental payments for our development facility, $300,000 on patent related fees and legal fees, $400,000 on taxes, insurance and administration of the project, $120,000 on audit and accounting related fees and approximately $250,000 on travel, investor/public relations and miscellaneous corporate expenses. As of May 31, 2009, the Company had available cash of $144,806 as compared to available cash of $1,203,030 at August 31, 2008. During the nine month period covered by this quarterly report, along with regular monthly operational expenditures, the Company undertook certain leasehold improvements and acquired certain equipment further reducing the Company’s cash position by approximately $510,924.  The Company will not have sufficient capital to continue operations for the next three months and will be required to raise additional required capital by way of equity or stockholder loans.  The Company is currently expending approximately $500,000 per quarter in operations and therefore an additional $360,000 at a minimum will need to be raised during the three months ended August 31, 2009, after taking into account the existing cash available of approximately $140,000 as at the quarter ended May 31, 2009.   There can be no assurance that the Company will be able to raise these required funds. If the Company cannot raise the required funds then operations may cease.

We believe that we have validated the theoretical predictions that were the foundation of the CESAR system. A substantial development component of the programme has now commenced and will require appropriate augmentation of the engineering team, which the Company intends to continue to undertake this calendar year. This is essential for design studies of potential applications of the total system and will commence using the empirical data revealed by the research programme undertaken. These applications include using the CESAR system to provide refrigeration power for trucks when the main combustion engine is shut down, with a target of road testing an especially directed system in late summer of 2009. Further applications include provision of auxiliary power derived at low recurrent cost from the exhaust heat of combustion engines for other transportation areas, including lighter vehicles than trucks and heavier in the form of railway locomotives. There is also a promising application in marine applications, not excluding commercial vessels but particularly attractive for pleasure craft with their heavy requirement for auxiliary electrical power when not under way.

For the lighter design of the CESAR system, for vans and passenger cars for example, a substantial repetition of all the phases of the test programme commenced in Spring 2008 using a smaller multi-cylinder reciprocating engine or a Wankel engine to replace the current Caterpillar C-15 engine. This will require appropriate and novel valve designs which are currently in hand to control the fuel and vapour flows. This second programme would provide design support for all components of the CESAR saturated liquid energy accumulator system with a target of road testing such a vehicle in the near future, through the current development focus is primarily on the truck based applications.

In order to meet many challenges relating to the development of the steam technology, the Company has appointed a Swiss steam technology specialist company called Dampflokomotiv-und Maschinenfabrik DLM AG (“DLM”) to act as its outside consultant for the further development of the Company’s CESAR technology. DLM will advise and use its in-house expertise to assist and facilitate the development of the next stage in our CESAR programme. DLM has professionally qualified engineers with specialist experience. DLM will provide knowledge and experience in such areas as the design of the process to predict and analyse the heat transfer performance and issues associated with pressure losses for a range of thermal operations involving liquids and gases with and without change of phase. DLM has experience with stress analysis including pressure vessel design to European and British standards. DLM will work with the engineers of the Company on a routine basis. We intend to continue this development through the fiscal year.

The Company employed a CAD engineer in mid-January 2008 and work has commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The CAD engineer is experienced in all aspects of design and development. The Company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.  The Company, as it continues to evolve from the research phase to that of testing and pre-production, continues to bring additional engineering expertise in-house.  Also acquired in January 2009, was a CNC milling machine, enabling more rapid and cost effective metal fabrication work on-site, rather than through a sub-contractor

In early May 2008, the Company agreed to acquire additional space in Newhaven, UK, to accommodate its corporate office and expanding test cell facility.  Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $25,207 (£15,000) payable quarterly commencing March 2009.  Concurrently, the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price of the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

The Company is presently undertaking a twin track process to design a new refrigeration engine for reefers, while holding collaborative discussions with major North American trailer fleet operators. During fiscal 2008, the Company signed a memorandum of understanding (“MOU”) with one of the USA’s largest grocery chains, under which the Company used a refrigerated vehicle for data collection on a range of duty cycles in June, 2008. This was an off site data collection process in order to validate test results which will be collected in our test cell this summer 2009.

The Company has acquired a further 7,500 sq ft of additional space in Newhaven, UK. This additional space has been used for newly acquired test equipment and offices.

The first system has been installed on the Company’s truck, which was acquired and delivered during in the prior quarterly reporting period.   The Company’s truck is similar to the trucks in the U.S. trucking company fleet. This truck is a Columbia CL120 Conventional Chassis with a Day Cab. This vehicle has the same specifications as the current U.S. fleet of vehicles on which we did our testing in mid 2008. The Company had conducted a series of tests in mid 2008 to collect data and validate test results to be used in this test vehicle.

Customer expectations are that any vehicle application will be fully reliable, continuously delivering the performance benefits promised in all conditions over a period of at least ten years. To this end the Company has recently made a major investment of approximately $170,000 in a rolling road dynamometer manufactured by Dynomite of New Hampshire USA. This substantial piece of equipment can accommodate a maximum weight double-drive axle truck which turns the dynamometer rollers against a variable load created by applying electrical inertia. This allows the simulation of all road conditions that a truck may encounter in its day to day operation such as hilly terrain, urban stop-start and interstate highway running.

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

The Rolling Road will provide the “hub” of the development and validation programme for the CESAR system ensuring optimum functionality for each vehicle application. The issue of durability will also be addressed by other recent investments such as multi-axis shaker test rigs which will be programmed to home-in on harmful resonant frequencies for the system, as identified by data collected over specific proving ground surfaces. By running these shaker rigs on a 24 hour basis in environmental enclosures, capable of operating between -40 and +50 degrees Celsius, ten year life testing can be compressed into a period of only a few months.  This rigorous testing of our technology and associated refinements that ensure from the testing we believe will accelerate our technology from an advanced prototype to a commercially viable product.

The Rolling Road, became fully operational in this quarter ended May 2009, with testing having commenced on our truck.  This bespoke truck, fitted with a Detroit Diesel engine and Eaton transmission, is designed to be used on highways, hectic city streets, narrow roads and can also be driven off-road.  The Rolling Road, which will be able to simulate all these conditions, will be a perfect test ground for the vehicle, and allow Clean Power to demonstrate how its CESAR technology improves the truck’s fuel efficiency in these conditions. This vehicle has been installed with a Prototype 2 CESAR system.. The testing underway will reproduce the delivery routes used in the areas covered by the U.S. hauler. This will confirm the actual fuel savings to the major grocery hauler when compared against their current fuel usage. Typical routes we would use are Calgary to Banff and Calgary local area city routes.

Prior to this a Prototype 1 CESAR system has been tested and validated within the test cell with the same vehicle package constraints being driven from our Caterpillar C15 engine.

Once the system is working on the truck with the Rolling Road, the vehicle will be used for data collection at Millbrook Proving ground (this is GM built, proving ground just outside Bedford). This data will be used for drive file creation for accelerated durability testing on our hydraulic fatigue testing machines in Newhaven. These tests will represent the equivalent to 10 years of road durability in the space of 4 weeks.

It is anticipated that the first vehicle may require some electronic tuning in order for the system to work including steam valve optimization.  This should take no longer than 4 weeks, and is planned to commence in September, 2009. We can then successfully run the test to prove the fuel savings for our potential customers.

The Company anticipates that a newly designed reefer engine will be ready for road testing by late summer of 2009. Following a ten month road trial and analysis, and further design refinements, the Company expects to submit the CESAR technology for regulatory approval under various jurisdictions worldwide, including the US Environmental Protection Agency (“EPA”), with the hopes of achieving commercialization during late spring of 2010.

Starting June 1, 2009, our CAD engineering team will be preparing drawings for production, with drawing release expected in  early 2010.

Michael Roberts our Product Acceptability Engineer started work on April 27, 2009. His role is to ensure that our product is suitable and acceptable to the end user / customer. He will be responsible for the work content required to validate the system for the North American markets and the introduction to the EPA of our system and the market sectors that our product can enter.   He is also responsible for negotiations of available tax benefits for our customers installing our fuel saving environmentally friendly systems. unique electronic control system, using Clean Power’s own Intellectual Property to ensure the maximum possible fuel efficiency and emissions reductions in all operating conditions

Also recently joining the Company is Mr. Marco Cucinotta, a Control System Specialist.  Under Mr. Cucinotta, the Company is undertaking the development of a unique electronic control system, using Clean Power’s own Intellectual Property to ensure the maximum possible fuel efficiency and emissions reductions in all operating conditions.

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

During the quarter ended May 31, 2009, Clean Power engaged Cascade Sierra Solutions (“Cascade”) as potential advisors for the EPA and other Regulatory application processes (www.cascadesierrasolutions.org). Located in the State of Oregon, Cascade is a non-profit organization working with heavy duty truck operators to save fuel and reduce emissions. Cascade is well connected with Federal and State agencies, working especially closely with agenda-setting regulators in California.  The Company believes this will assist in optimizing the approval process, as well as benefitting from Cascade’s broad expertise in implementation of innovative technologies in the trucking industry.

Although the Company remains focused on completing this US reefer project on schedule, there is significant interest in its steam hybrid technology for broader applications (including automotive, marine and military) in a wide range of countries. The Company continues to respond to these expressions of interest and will pursue opportunities which may arise and which management believes to be in the best interests of the Company.   As part of our new development, we are developing a system for use in land fill site electrical power generation; our system will deliver an estimated 20% or greater extra power back to the national grid. The spark ignition engines are run using the methane gas from the land fill, our system will add to this via heat recovery from the otherwise wasted exhaust gases. The Company has already entered into preliminary discussions with a regional landfill site operator in the U.K. and will be meeting another larger UK player in the near future. Clean Power intends to install a prototype test engine at a landfill site by early spring 2010.

With respect to the intellectual property of the Company, as of May 31, 2009, patent applications have been filed in five jurisdictions, with the intention to include additional jurisdictions. Furthermore, the Company has received the international search report and written opinion of the Searching Authority and understands that all of the claims were deemed to have industrial applicability and that 10 of the 19 claims were both novel and inventive. The Company intends to make certain revisions to the other claims and seek to get additional claims allowed. To further assist and accelerate this process, the Company has engaged US legal counsel specifically for patent management.

Liquidity and Capital Resources

As of May 31, 2009, we have a total of $144,806 in cash on hand.  The Company is expending approximately $500,000 per quarter and we will therefore be required to raise additional funds to continue operations.   The Company expects to raise these funds by way of shareholder loans and equity placements.

Results of Operations

The Company had no revenues for the period from inception to May 31, 2009.  The Company reported a loss from its operations totaling $2,986,536 as compared to a loss from operations totaling $5,184,729 (2008) over the 9 month period as a result of the quarterly revaluation of its derivative financial instruments which resulted in a net gain of $1,730,269 with no comparative entry over the comparative period for the nine months ending May 31, 2008. General and administrative expenses, net the aforementioned gain during the current nine month period ended May 31, 2009, totaled $4,716,805 as compared to $5,184,729 in the prior nine month period ended May 31, 2008, which amount included $2,600,000 as compensation in the form of shares for the services provided by Mr. Mitha to the Company from April 27, 2004 through May 1, 2008. General and administrative expenses related primarily to salaries and consulting fees totaling $1,066,610 (2008 - $512,740), office and administrative expenses totaling $500,991 (2008 - $755,880), interest expense associated with the amortization of certain convertible notes totaling $366,598 (2008 - $26,648) and stock-based compensation expenses totaling $376,958 (2008 – Nil).  The Company also expended a total of $301,768 (2008 – $213,082) on professional fees, $33,630 (2008 – $3,125,000, primarily comprised of a single amount as described above in this paragraph) in salaries and consulting fees settled by the issuance of common stock, and $235,516 ($82,899 - 2008) in research and development efforts.  Depreciation costs, amortization of stock option costs and deferred financing costs cumulatively totaled $646,821 during the nine month period as compared to $218,480 for the nine month period ended May 31, 2008.   Additionally during the nine month period ended May 31, 2008 the Company expensed $250,000 with respect to certain director’s fees settled by the issuance of common stock, with no similar expenditure in the nine month period ended May 31, 2009.

Reported under other comprehensive loss the Company recorded an unrealized loss from foreign exchange of $27,524 during the nine month period ended May 31, 2009, as opposed to a unrealized loss from foreign exchange during the comparative nine month period ended May 31, 2008 totaling $30,953.  The comprehensive loss for the nine month period ended May 31, 2009 totaled $3,014,060 as compared to a comprehensive loss totaling $5,215,682 for the nine month period ended May 31, 2008. The Company reported a basic and diluted loss of $0.04 per share for the nine months ended May 31, 2009 as compared to a basic and diluted loss of $0.09 per share for the nine months ended May 31, 2008.  The comprehensive loss from inception to date totals $16,763,601 as at May 31, 2009.

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

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of May 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                            RISK FACTORS

Not Applicable

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended May 31, 2009, we issued the following securities which were issued without registration under the Securities Act of 1933, in reliance on Section 4(2), and the provisions of Regulation S.  There were no underwriting discounts or commissions paid in connection with the sale of these securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Marco Cucinotta 550-127 Broomfield Ave Worthing, Sussex BN14 7SF	100,000	Stock Award pursuant to an employment agreement.
Abdul Mitha 32 Hawkwood Place NW Calgary, Alberta T3G 1X6 Canada	850,000	Partial settlement on convertible debenture
Peter J. Gennuso c/o Gersten Savage LLP 600 Lexington Ave, 9th Floor New York, NY 10022	250,000	Stock award for appointment as VP Corporate Development
The Quercus Trust 1835 Newport Boulevard A109-PMB 467 Costa Mesa, CA 92627
2,222,222 units, each unit consisting of one share of common stock and 1,666,667 (Investor Series A Warrants) and 1,111,111 (Investor Series B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively,  for a period of one year from the date of issuance.
		Pursuant to private placement with the Company.
vFinance Investments, Inc., 330 Madison Avenue, 18th Floor New York, NY 10017
Warrants to purchase 133,333 (Agent Series A Warrants) and 88,889 (Agent Series B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively, for a period of one year from the date of issuance.

		Placement Agent Warrants pursuant to The Quercus Trust private placement.

The shares issued to Marco Cucinotta and Abdul Mitha above were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

The shares issued to Peter Gennuso, the shares and warrants issued to The Quercus Trust and the warrants issued to vFinance Investments Inc. were issued pursuant to  an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for the private placement of these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investors are “accredited investors” and/or qualified institutional buyers, the Investors have access to information about the Company and its investment, the Investors will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2009, effective as of April 30, 2009, holders of a majority of our outstanding Common Stock as of the Record Date approved the amendment to our Articles of Incorporation and Bylaws. The Amendment to the Articles of Incorporation will become effective upon filing of the Certificate of Amendment with the Nevada Secretary of State, and the Amendment to the Bylaws of the Company is expected to become effective on or about June 30, 2009.   A Preliminary Schedule 14C was filed with the SEC on May 26, 2009, and A Definitive Schedule 14C was filed on June 8, 2009.  As of the date of this report the Amendment has been filed with the State of Nevada, however, the Company has not yet received confirmation of acceptance.

ITEM 5.                               OTHER INFORMATION

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

Subsequent to the period covered by this quarterly report, on June 5, 2009 the Company issued a total of 2,160,000 shares of common stock to certain members of the law firm of Gersten Savage LLP, pursuant to a retainer  agreement entered into between Gersten Savage LLP and the Company on March 12, 2009  whereby the Company agreed to issue a total of 1,200,000 shares of restricted common stock at a deemed price of $0.375 per share in payment of certain fees, and a further retainer agreement dated May 5, 2009, whereby the Company agreed to issue a total of 960,000 shares of restricted common stock at a deemed price of $0.375 per share in payment of certain fees.  The effective date of the issuance of the shares for accounting purposes was June 2, 2009.

On June 29, 2009 the Company entered into a five (5) year lease for additional office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,291 (£15,000) payable quarterly commencing June 2009.   Concurrently the Company entered into an option to purchase the aforementioned property, exercisable June 2009 through December 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

The lease payments for each of the five succeeding fiscal years are as follows:

2009	$4,049
2010	24,291
2011	24,291
2012	24,291
2013	24,291
Thereafter	20,242
Total:	$121,455

Subsequent to the period covered by this quarterly report, on June 30, 2009 the Company issued a total of 25,000 shares of common stock to Mr. Steve Wilson, as part of his compensation agreement with the Company.  The effective date of the issuance of the shares for accounting purposes was June 1, 2009.

ITEM 6.                                EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.1 (i)	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.1(ii)	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.2(i)	Amended and Restated Bylaws	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on January 22, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 19, 2006
10.4	2007 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Form SB-2 registration statement filed with the Securities and Exchange Commission on March 23, 2007
10.5	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2007

10.6	2008 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on April 17, 2008
10.7	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 28, 2008
10.8	Stock Purchase Agreement dated July 10, 2008, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.9	Promissory Note issued by the Company to The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.10	Registration Rights Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.11	Pledge Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.12	Class A Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.13	Class B Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.14	Cooperation Agreement between the Company and Voith Turbo GmbH & Co., KG dated August 5, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
10.15	Memorandum of Understanding between the Company and Farm Fresh Marketing Inc. dated December 12, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2008
10.16	Lease Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.17	Option Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.

10.18	Lease Agreement between Mr. Andrew Leaver and Mrs. Hilary Leaver and Clean Power Technologies Limited effective November 18, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.19	Stock Purchase Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.20	Form of Registration Rights Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.21	Form of Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.22	Form of Warrant issued by the Company to the Quecus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.23	Binding Letter of Intent between the Company and the University of Sussex dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.24	Assignment of Patent between the Company and the University of Sussex, Richard Stobart and Mudalige Weerasinghe dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.25	2009 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on May 19, 2008
10.26	Amendment to the Articles of Incorporation and Bylaws of the Company.	Incorporated by reference to our Definitive Schedule 14C filed with the Securities and Exchange Commission on June 8, 2009.
10.27	Option Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Filed herewith
10.28	Lease Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Filed herewith

31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN POWER TECHNOLOGIES INC.

/s/Abdul Mitha	/s/Diane Glatfelter
Name: Abdul Mitha	Name:Diane Glatfelter
Title: President, Principal Executive Officer	Title:Secretary. Treasurer, Principal Financial Officer
Date: July 9, 2-009	Date: July 9, 2009