Form 10-K
period 2009-08-31
CLEAN POWER TECHNOLOGIES INC.
filed 2009-11-30
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-51716
Commission File Number

CLEAN POWER TECHNOLOGIES INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0413062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit 7(W) E-Plan Industrial Estate New Road, New Haven, East Sussex, UK	BN90EX
(Address of principal executive offices)	(Zip Code)

+44 1273-516013
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of February 28, 2009 the aggregate market value of voting common stock held by non-affiliates of the registrant is $30,102,365.   Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

76,940,942 common shares outstanding as of November 18, 2009

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

CLEAN POWER TECHNOLOGIES INC.

i

PART I

ITEM  1.   BUSINESS

The statements contained in this Annual Report on Form 10-K for the fiscal year ended August 31, 2009, that are not purely historical statements are forward–looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements regarding the Company’s expectations, beliefs, hopes, intentions or strategies regarding the future.  These forward-looking statements involve risks and uncertainties.  Our actual results may differ from those indicated in the forward-looking statements.  Please see  “Risk Factors that May Affect Future Results,” “Special Note Regarding Forward-Looking Statements” and the factors and risks discussed in other reports filed from time to time with the Securities and Exchange Commission.

General Development of Business

The Company was incorporated in the State of Nevada, United States of America on October 30, 2003 as Sphere of Language.  On June 13, 2006, the Company changed its name to Clean Power Technologies Inc. (the “Company”, “we”, “our”, or “us”). The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly-owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI Private”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI Private was developing a project for a gas/steam or diesel/steam hybrid technology, and had incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in Great Britain and incorporated on May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI Private entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights. CPTI Private and CEPS merged on June 20, 2006 with CEPS being the surviving entity. On July 10, 2006 CEPS became a wholly-owned subsidiary of the Company when the stockholders of CPTI Private tendered their remaining shares; CPTL-UK remains as a wholly-owned subsidiary of CEPS.

We undertake all of our business operations indirectly through CPTL-UK. These operations are presently focused on the research and development of our steam hybrid technology.

Plan of Operation

Our Company is committed to developing hybrid fuel technology and alternative fuel for a range of applications including landfill sites, locomotives, heavy trucks and light cars. The Company’s proprietary technology significantly reduces pollution through its Clean Energy Separation and Recovery (“CESAR”) system, which takes otherwise wasted heat from the exhaust of a conventional combustion engine and modifies it through a heat recovery system to generate clean power for vehicles.

The Company operates out of its development facilities in Newhaven, East Sussex, in the United Kingdom.

Our CESAR technology is designed to increase vehicle fuel economy and reduce emissions by capturing, storing, and reusing otherwise wasted heat from the exhaust of a conventional combustion engine. A heat exchanger captures waste energy, which is then stored in the form of steam in an accumulator, for ‘on demand’ use either in the same ‘primary’ engine, or in a secondary vapour engine. Power can be produced solely by the secondary vapour engine even after the primary combustion engine has shut down. Our CESAR system can be used to power auxiliary truck systems, such as trailer refrigeration and cab coiling or heating, in regulatory ‘no idle’ or ‘quiet’ zones. In addition to initial truck applications, CESAR can be further applied in our well developed passenger car program, as well as having longer term potential in the locomotive and marine sectors.

In 2006, testing of the CESAR system began on a Mazda RX8 passenger vehicle engine, with trials on a second identical engine commencing later that year. In June 2007, testing also began on a Caterpillar C15 diesel engine to explore applications, such as auxiliary power and trailer refrigeration, within the industrial vehicle and truck industries.

Throughout 2007, the Company carried out numerous tests on the accumulator that was provided by Doosan Babcock. After intensive testing, we believed that we had validated the theoretical predictions that were the foundation of the CESAR system. However the tests results also raised engineering issues which basically arose out of the design of the accumulator. As the accumulator was too wasteful of heat, with all the 70 litres of water to be heated and with its size it clearly could not be accommodated in any vehicle. It was decided to go for quick heat as in steam cars. It followed then that a burner was required to supplement the heat at tick over but we knew that there was sufficient heat available at cruise and also that a bypass was required on hill climbing. Also we knew that S/H tubes were needed to heat to about 390 C which is the temperature at which that all entrained water drops are eliminated.

In November 2007, after substantive testing of our technology, we made a determination to redirect our research and development efforts.

Therefore, whilst development of the vehicle technology was to be continued, it was decided that the fastest route to market and revenue was to focus on the development of the refrigeration engines (also called the reefer engines) for grocery trucks.

The Company employed a CAD engineer in mid-January 2008 and work commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The CAD engineer is experienced in all aspects of design and development. The Company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.  The Company, as it continues to evolve from the research phase to that of testing and pre-production, continues to bring additional engineering expertise in-house.  Also acquired in January 2009 was a CNC milling machine, enabling more rapid and cost effective metal fabrication work on-site, rather than through a sub-contractor.

In August 2008, the Company entered into a collaboration agreement with Voith Turbo Gmbh & Co. KG to develop steam and heat energy recovery engines for Clean Power's proprietary heat recovery technology for refrigeration trailers for the grocery market. Under the terms of the collaboration agreement, Clean Power and Voith Turbo GmbH & Co. KG will analyse data from the testing of an existing refrigeration engine, results from which will be used to build and test a new engine that incorporates Clean Power's proprietary heat recovery technology. Voith is a multi-national company with significant interest in the development of expanders in engine and braking systems. As part of its own drive systems and components development programme Voith Turbo GmbH & Co. KG has already developed hybrid systems, waste recovery systems and expansion engines based on the internal combustion engine which is used on the road, on rail, on water and in other industries.

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

The first reefer engine system has been installed on the Company’s truck, which was acquired and delivered during the 2nd quarter of fiscal 2009.   The Company’s truck is similar to the trucks in the U.S. trucking company fleet. This truck is a Columbia CL120 Conventional Chassis with a Day Cab. This vehicle has the same specifications as the current U.S. fleet of vehicles on which we did our testing in mid 2008. The Company had conducted a series of tests in mid 2008 to collect data and validate test results to be used in this test vehicle.

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

The Rolling Road will provide the “hub” of the development and validation programme for the CESAR system ensuring optimum functionality for each vehicle application. The issue of durability will also be addressed by other recent investments such as multi-axis shaker test rigs which will be programmed to hone-in on harmful resonant frequencies for the system, as identified by data collected over specific proving ground surfaces. By running these shaker rigs on a 24 hour basis in environmental enclosures, capable of operating between -40 and +50 degrees Celsius, ten year life testing can be compressed into a period of only a few months.  This rigorous testing of our technology and associated refinements that ensure from the testing we believe will accelerate our technology from an advanced prototype to a commercially viable product.

The Rolling Road became fully operational in the quarter ended May 2009, with testing having commenced on our truck.  This bespoke truck, fitted with a Detroit Diesel engine and Eaton transmission, is designed to be used on highways, hectic city streets, narrow roads and can also be driven off-road.  The Rolling Road, which will be able to simulate all these conditions, will be a perfect test ground for the vehicle, and allow Clean Power to demonstrate how its CESAR technology improves the truck’s fuel efficiency in these conditions. This vehicle has been installed with a Prototype 2 CESAR system. The testing underway will reproduce the delivery routes used in the areas covered by the U.S. hauler. This will confirm the actual fuel savings to the major grocery hauler when compared against their current fuel usage. Typical routes we would use are Calgary to Banff and Calgary local area city routes.

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

The Company hired its first CAD engineer in mid-January 2008 and work commenced on the development of the truck production and vehicle detail design and initial system configuration feasibility. The Company has licensed UGS NX5 and S-IDEAS CAD software to achieve its design objectives.  The Company, as it continues to evolve from the research phase to that of testing and pre-production, continues to bring additional engineering expertise in-house.  Also acquired in January 2009 was a CNC milling machine, enabling more rapid and cost effective metal fabrication work on-site, rather than through a sub-contractor.

For the reefer application, the Company expects to submit the CESAR technology for regulatory approval under various jurisdictions worldwide, including the US Environmental Protection Agency (“EPA”), with the hopes of achieving full commercialization by 2011.

As part of our new development, we are concurrently developing a system for use in land fill site electrical power generation. This will be installed on existing generator engines at landfill sites and will produce a continuous flow of electrical power for supply to the national electricity grid, providing revenue at ‘feed-in’ tariff rates. These installations are not subject to the arduous operating environment of a vehicle, or the stringent regulatory approvals, hence it is anticipated that these will now be the ‘first to market’ applications of the CESAR technology.

Our plan of operation is to further the research and development on our technology resulting in an advanced prototype and commercial application in mid 2010. If successful, we intend to license the technology or form partnerships for the use of the technology with any customers we may identify.

Recent Activities

Recent testing in the fully instrumented and controlled Laboratory at CPTI’s Newhaven, UK R&D Centre has demonstrated the significant potential from the patented CESAR heat energy recovery system:

From the waste exhaust heat of a 450HP Caterpillar C15 truck diesel engine running at 70% of its fully rated power, sufficient super heated steam was generated from CPTI’s patented Heat Exchanger to drive a compact Steam Expander to deliver 23HP from the Expander’s output shaft.

This supplementary power amounts to a 7.3% gain in the effective use of the fuel being supplied to the diesel engine allowing less fuel usage, with attendant reduction in emissions.

As the CESAR system can be applied to any internal combustion engine, whether in-vehicle or stationary as in Generator Sets, the same supplementary power and emissions benefits apply.

Starting June 1, 2009, our CAD engineering team began preparing drawings for production, with drawing release expected in early 2010.

Michael Roberts, our Product Acceptability Engineer, started work on April 27, 2009. His role is to ensure that our product is suitable and acceptable to the end user / customer. He is responsible for the work content required to validate the system for the North American markets and the introduction to the EPA of our system and the market sectors that our product can enter.   He is also responsible for negotiations of available tax benefits for our customers installing our fuel saving environmentally friendly systems, and unique electronic control system, using Clean Power’s own Intellectual Property to ensure the maximum possible fuel efficiency and emissions reductions in all operating conditions.

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

Collaborative Partners

Doosan Babcock

Doosan Babcock is a multi-specialist energy services company operating in the thermal power, nuclear, petrochemical, oil & gas and pharmaceutical industries and are leading international steam generation equipment manufacturers. Doosan Babcock developed and manufactured the initial heat exchanger for the CESAR system.

Voith

In August 2008, the Company entered into a collaboration agreement with Voith Turbo Gmbh& Co. KG to develop steam and heat energy recovery engines for Clean Power's proprietary heat recovery technology for refrigeration trailers for the grocery market. Under the terms of the collaboration agreement, Clean Power and Voith Turbo GmbH & Co. KG will analyze data from the testing of an existing refrigeration engine, results from which will be used to build and test a new engine that incorporates Clean Power's proprietary heat recovery technology. Voith is a multi-national company with significant interest in the development of expanders in engine and braking systems. As part of its own drive systems and components development program Voith Turbo GmbH & Co. KG has already developed hybrid systems, waste recovery systems and expansion engines based on the internal combustion engine which is used on the road, on rail, on water and in other industries.

DLM

In order to meet many challenges relating to the development of the steam technology, the Company appointed a Swiss steam technology specialist company called Dampflokomotiv-und Maschinenfabrik DLM AG (“DLM”) to act as its outside consultant for the further development of the Company’s CESAR technology. DLM will advise and use its in-house expertise to assist and facilitate the development of the next stage in our CESAR programme.

DLM has professionally qualified engineers with specialist experience. DLM will provide knowledge and experience in such areas as the design of the process to predict and analyse the heat transfer performance and issues associated with pressure losses for a range of thermal operations involving liquids and gases with and without change of phase. DLM has experience with stress analysis including pressure vessel design to European and British standards. DLM will work with the engineers of the Company on a routine basis. We intend to continue this development on an ongoing basis.

The first system has been installed on the Company’s truck, which was acquired and delivered during the 2nd quarter of fiscal 2009.   The Company’s truck is similar to the trucks in the U.S. trucking company fleet. This truck is a Columbia CL120 Conventional Chassis with a Day Cab. This vehicle has the same specifications as the current U.S. fleet of vehicles on which we did our testing in mid 2008. The Company had conducted a series of tests in mid 2008 to collect data and validate test results to be used in this test vehicle.

East West Express

In August 2008 the Company signed a Memorandum of Understanding with a Calgary, Alberta, Canada, based transportation company called East West Express Inc., a trans-Canadian freight trucking company.  Under the terms of the MOU, East West will provide Clean Power a Road Load Data Collection Vehicle (“the Vehicle”) for the purpose of detailed research on its existing refrigerated trailer fleet.

Farm Fresh

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

NewEnCo Renewable Power Systems

UK based NewEnCo and Renewable Power Systems are sister companies engaged in the development, marketing and operation of clean energy power generation systems. CPT will install the first operational CESAR landfill system at the Renewable Power Systems site in Abingdon, UK in early 2010.

Cascade Sierra Solutions

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

Principal Products or Services and Their Markets

Our Company is committed to developing the proprietary technology which significantly increases fuel efficiency and reduces pollution through its Clean Energy Separation and Recovery (“CESAR”) system. This system takes otherwise wasted heat energy from the exhaust of a conventional combustion engine and modifies it through a heat recovery system to generate clean power for electrical energy and vehicles. The Company operates out of its development facilities in Newhaven, East Sussex, in the United Kingdom.

Our CESAR technology is designed to increase vehicle fuel economy and reduce emissions through lowered fuel consumption by capturing, storing, and reusing otherwise wasted heat from the exhaust of a conventional combustion engine. A heat exchanger captures waste energy, which is then stored in the form of steam in an accumulator, for ‘on demand’ use either in the same ‘primary’ engine, or in a secondary vapour engine. Power can be produced solely by the secondary vapor engine even after the primary combustion engine has shut down.

We believe that we have validated the theoretical predictions that were the foundation of the CESAR system. A substantial development component of the programme has now commenced and will require appropriate augmentation of the engineering team, which the Company continues to undertake in 2009. This is essential for design studies of potential applications of the total system and will commence using the empirical data revealed by the research program undertaken.

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

Using field data collected in mid 2008 during a three week exercise with the U.S. grocery hauler operations in Canada it will be possible, with appropriate instrumentation, to simulate fleet routes, to develop and refine particular applications, and to deliver maximum fuel benefits with minimum emissions. The equipment will allow, under fully-controlled laboratory conditions, the speedy characterization of any vehicle exhaust temperature, flow and constituency together with fuel usage.

The Rolling Road will provide the “hub” of the development and validation program for the CESAR system ensuring optimum functionality for each vehicle application. The issue of durability will also be addressed by other recent investments such as multi-axis shaker test rigs which will be programmed to hone-in on harmful resonant frequencies for the system, as identified by data collected over specific proving ground surfaces. By running these shaker rigs on a 24 hour basis in environmental enclosures, capable of operating between -40 and +50 degrees Celsius, ten year life testing can be compressed into a period of only a few months.  This rigorous testing of our technology and associated refinements that ensure from the testing we believe will accelerate our technology from an advanced prototype to a commercially viable product.

The Rolling Road became fully operational in the quarter ended May 2009, with testing having commenced on our truck.  This bespoke truck, fitted with a Detroit Diesel engine and Eaton transmission, is designed to be used on highways, hectic city streets, and narrow roads and can also be driven off-road.  The Rolling Road, which will be able to simulate all these conditions, will be a perfect test ground for the vehicle, and allow Clean Power to demonstrate how its CESAR technology improves the truck’s fuel efficiency in these conditions. This vehicle has been installed with a Prototype 2 CESAR system. The testing underway will reproduce the delivery routes used in the areas covered by the U.S. hauler. This will confirm the actual fuel savings to the major grocery hauler when compared against their current fuel usage. Typical routes we would use are Calgary to Banff and Calgary local area city routes.

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

It is anticipated that the vehicle may require some electronic tuning in order for the system to work including steam valve optimization.  This testing is planned to commence in 2009. A successful completion of the test will assist in demonstrating the fuel savings for our potential customers.

The Company anticipates that a newly designed reefer engine will be ready for road testing by later 2009. Following a ten month road trial and analysis, and further design refinements, the Company expects to submit the CESAR technology for regulatory approval under various jurisdictions worldwide, including the US Environmental Protection Agency (“EPA”), with the hopes of achieving commercialization during late spring of 2010.

The captured waste heat from the exhaust is converted through the ‘CESAR’ system to create rotational energy of the steam engine crankshaft. This rotational energy can be utilised in a multitude of applications:

1.
Landfill Power Generation - Landfill gas is the natural by-product of the decomposition of solid waste in landfills and is comprised primarily of carbon dioxide and methane. Many landfill sites are now utilising this gas to power large spark ignition engines driving electrical generators connected to the national electricity grid. The benefits of this are two fold in that electrical energy is produced from a free resource and methane emissions are substantially reduced. The CESAR system can be run from a landfill engine to provide an anticipated 12% increase in electrical power output.

2.
Refrigerated Transporter (Reefer) Power System – Large refrigerated trucks use a refrigeration system powered by a separate diesel engine. This engine is running continually to provide refrigeration, consuming fuel and producing emissions. The CESAR system can be run from the trucks’ main engine to power the refrigeration unit without additional fuel or emissions.  Currently these reefer engines operate on diesel fuel and with approximately a litre an hour of fuel consumption, the fuel cost can add up to thousands of dollars per year. The project team determined that through  heat capture process and using it to create steam in the accumulator, an engine can be developed that will provide in excess of 50% fuel efficiency with corresponding reduction in the levels of emission.

3.
Biomass Power Generation – Organic processing plants such as flour mills typically produce 10 tonnes per week of organic waste, which is disposed of on landfills. By using this waste as a fuel in a specifically designed burner, the CESAR system can be used to recover the heat energy and convert it into electricity for use at the plant, or to feed into the national grid, providing several economic and environmental benefits.

4.
Further Transportation Developments – The CESAR system can be applied directly to large engines fitted to locomotives, ships and military vehicles to provide supplementary electrical power. The CESAR system could also be integrated easily into the power train of a diesel-electric ‘hybrid’ bus. The concept of a ‘hybrid’ engine (part steam/ part gasoline) has been investigated, and with development, is highly feasible for application to passenger cars.

Landfill application

Currently there are approximately 500 landfill gas energy projects operational in the United States. These 500 projects generate approximately 12 billion kilowatt-hours of electricity per year. There are also approximately 520 additional candidate landfills currently undeveloped.

Based on the current power generation levels alone, full application of the CPTI CESAR system could enable a generation of an additional 1.5 billion kilowatt-hours of electricity per year. CPTI anticipates the purchase cost to the customer of a single landfill CESAR unit will be $30,000. With negligible running costs this equates to a cost of $750 per net Kw based on a 40Kw output unit. At an electricity buyback rate of $0.10 per Kw this equates to a payback period of 7500 hours (less than 1 year).

CPTI has an agreement in place with UK based landfill energy company NewEnCo to install the first landfill generator system at their site in Oxfordshire, UK. Once installed and operating, the unit will be used to demonstrate the viability of the system to other energy companies in the UK and US. Suitable operating partners with landfill gas generation sites will be identified to enable installation and monitored operation of 5 development units. Once the technology is proven, these installations will be used to demonstrate the technology to operators to identify further prospective trial sites. CPTI will install and maintain 15 pilot landfill gas generator systems operating with energy companies. This will enable final development of a commercial CESAR system for application to gas generators at existing and proposed sites throughout the world.

Transport Refrigeration Unit (TRU) Reefer Application

There are currently an estimated 1 million TRUs in operation in the US. Application of the CESAR system will reduce the diesel fuel consumption by an estimated 85%. Market projections of 50,000 units in operation by 2020 would result in an annual savings of 85 million gallons of diesel fuel, with the consequent reduction of greenhouse gases and toxic emissions.

CPTI anticipates the purchase cost to the customer of a single TRU CESAR unit will be $20,000. Based on a saving of 85% diesel from TRUs which typically consume 2,000 gallons/year, using approximately 1 gallon/hour with average diesel fuel price of $3/gallon, the CESAR would save 1,700 gallons and $5,100 per year, with a payback period of less than four years excluding tax and other incentives.  (Carrier Corporation:  http://www.trucktrailer.carrier.com/Files/TruckTrailer/Local/US-en/trucktrailer/extramilefall2005.pdf)

CPTI will identify a suitable TRU operator and route to operate a TRU power unit development vehicle, built, supplied and fully supported by CPTI. Once the technology is proven, this vehicle will be used to demonstrate the technology to operators to identify 15 prospective trial users for pilot trials activity.

CPTI will install and maintain 15 reefer pilot power units on trucks operating on a variety of routes with different operators. These field trials will enable development and proving of a commercially available system, which will be marketed and distributed to operators in the US by CSS through their established outreach network.

Vehicle Data Collection:

During the July 2008 visit to Calgary, Alberta, the following data were collected from a refrigerated truck and is important for the energy balance calculations.

The exhaust temperatures measured were lower than expected, with a medium temperature of 350 °C and a maximum of 450°C. The load fluctuations were, as usual in road transport, considerable – around 20% of the time, the main diesel engine is idling or at very low power.   Higher exhaust gas temperatures of 550 °C were recorded during regeneration periods of the exhaust after treatment system.

Lower exhaust gas temperatures were measured under operating conditions such as idling and downhill running with engine braking.   To compensate for the fluctuation in heat temperature in the exhaust system for city and stationary situations, a burner is incorporated within the exhaust system, with a target temperature to accommodate every situation.  At times, where there is excessive heat within the system, a by-pass valve is incorporated into the exhaust.

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

In August 2008 the Company signed a Memorandum of Understanding with a Calgary, Alberta, Canada, based transportation company called East West Express Inc., a trans-Canadian freight trucking company.  Under the terms of the MOU, East West will provide Clean Power a Road Load Data Collection Vehicle (the “Vehicle”) for the purpose of detailed research on its existing refrigerated trailer fleet.

Forward Plan:

Although the Company remains focused on completing this US reefer project on schedule, there is significant interest in its steam hybrid technology for broader applications (including automotive, marine and military) in a wide range of countries. The Company continues to respond to these expressions of interest and will pursue opportunities which may arise and which management believes to be in the best interests of the Company.   As part of our new development, we are developing a system for use in land fill site electrical power generation; our system will deliver an estimated 12% or greater extra power back to the national grid. The spark ignition engines are run using the methane gas from the land fill, our system will add to this via heat recovery from the otherwise wasted exhaust gases. The Company has already entered into preliminary discussions with a regional landfill site operator in the U.K. and will be meeting another larger UK player in the near future. Clean Power intends to install a prototype test engine at a landfill site by early spring 2010.

Our plan of operation over the next twelve months is to further the research and development on our technology resulting in an advanced prototype and commercial application in mid 2010. If successful, we intend to license the technology or form partnerships for the use of the technology with any customers we may identify.

Our Technology:

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

The Steam Accumulator:

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

As for the competition, a majority of auto manufacturers are developing alternative fuel technology vehicles and to that extent, must be considered as competitors. However, most of them are developing vehicles to replace gas (petrol) as fuel of choice. Moreover, the present alternative fuel technologies carry negative baggage such as higher costs, logistic problems, lack of mass availability of such alternative fuels at regular gas service stations, lack of adequate transportation systems and current oil prices.   Our hybrid fuel technology is expected to eliminate most of these problems.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Our current suppliers are:
•	SAMSON AG for steam and water valves;
•	Poole Process Equipment Ltd. for the steam accumulator manufacture;
•	RS Components Ltd. for electronic equipment;
•	Rudgwick Metals Ltd. for steel raw material;
•	Heltech 3 for the base engine management system; and
•	Ekstroms Varmetekniska AB, Sweden supplies the tubes for the accumulator.
•	VOITH for our Heat Expander engines

We do not anticipate any problems with availability from these suppliers.

Distribution Methods of the Products and Services

The Company is in the preliminary stage of sourcing potential marketing and distribution networks for its products, and does not currently have a distribution method under contract at this stage of development of the Company’s products.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, Including Duration:

The general concept of an internal combustion engine hybridized with steam is in the public domain and cannot, in and of itself, and without significant specific enhancements or innovations, be patented under either a ‘first to invent’ or ‘first to file’ system. The implementations of the general concept as well as non-obvious variations will be the subject of patent applications and, when issued, these patents will be the primary assets of the Company. A patent application has been filed in the United States which claims both the concept of a Unitary Engine and an Energy Accumulation System. The application is based upon the technology and concepts that are currently available for patent protection. The U.S. parent application, Serial Number 12/214,835, was filed on June 23, 2008 and has a priority date of August 1, 2007. Corresponding applications have been prepared and are being filed under the Patent Cooperation Treaty.  It is anticipated that national phase examination and prosecution will be conducted in those countries which constitute the major world automotive markets in which vehicles are manufactured and sold. These will be determined by management but are currently intended to include, at least, the U.S., European states, Japan and other Asian states. We expect that we will require approximately $1,000,000 for patent filings and, prosecution.

Our agreement with Doosan Babcock treats the patents as follows: All technology and intellectual property developed in connection with the collaboration program or the accumulator technology that are patentable and/or patented or otherwise protected will at all times belong and be owned solely by the Company and Mitsui will require the prior written approval of the Company for the use of any such technology. Any technology or intellectual property which is not patentable or otherwise protected may be used by Doosan Babcock without the prior written consent of the Company.

If the Company is unable to reimburse Doosan on any call for reimbursement as allowed under the collaboration agreement then the Company will transfer an equal share of the intellectual property to Mitsui so that Mitsui and the Company will own the intellectual property equally.

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

Pursuant to the Letter of Intent, the Company will be responsible for filing and prosecuting, at its sole expense, territorial applications based upon the International Publication Number (“WIPO Application”) in Japan, the United States, Canada, and the European Union. Simultaneous with the execution of the Letter of Intent, the Company and Sussex executed an Assignment (Non-Provisional Patent Application) (the “Assignment”) to sell, assign, transfer and convey to the Company all right, title and interest in and to the WIPO Application. Further, pursuant to the Letter of Intent, the parties also agreed to enter into a separate collaborative relationship agreement providing for the parties to collaborate in good faith to secure funding to further develop the HYSTOR project.  The application has been filed in the United States and Canada and the Company’s foreign associates are undertaking to complete the filings in Japan and the European Union.

With respect to the intellectual property of the Company, as of August 31, 2009, patent applications will have been filed in five jurisdictions, with the intention to include additional jurisdictions. Additional embodiments and inventive concepts are the subject of one or more continuation in part applications which are being prepared and will be filed before the end of the years.  Furthermore, the Company has received the international search report and written opinion of the Searching Authority and understands that all of the claims were deemed to have industrial applicability and that 10 of the 19 claims were both novel and inventive. The Company intends to make certain revisions to the other claims and seek to get additional claims allowed. To further assist and accelerate this process, the Company has engaged US legal counsel specifically for patent management.

Need for Any Government Approval of Principal Products or Services

Our heat recovery based hybrid engine is not a new technology, although its application is new.  We believe that we will not be subject to compliance of any Government Regulations with respect to marketing and sale of our engines to end users.  However, prior to launching our product in the market place, we will require verification and certification by the United States Government Environmental Protection Agency (“EPA”) to ensure our compliance with all existing laws, rules and regulations.  Similar compliance may be required for sale of our products in other jurisdictions.  Preliminary discussions with the EPA are expected to commence in before the end of 2009.

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

Research and Development Activities and Costs

All of our research and development activities are presently borne by the Company, except for an amount of $400,000 which was expended by Mitsui on behalf of the Company based on our collaboration agreement. For fiscal 2008, we expended a total of $152,585 on research and development, net of salaries and wages.  For the fiscal year ending August 31, 2009, we expended a total of $519,409 on research and development, net of salaries and wages.

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

Employees

As of August 31, 2009, the Company had a total of 14 employees of whom 11 are full-time employees. We have employment agreements with Abdul Mitha, our Chief Executive Officer, and Mike Burns, a director of our Company and an officer of our UK Subsidiary.

The Company has also retained a consultant who is a steam specialist to advise on the steam and technical issues pertaining to the development of the reefer engine and a marketing consultant for advice on marketing strategies.

We believe our employee relations are generally good.   Our employees are not represented by a collective agreement.

ITEM 1A.  RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM  2.    PROPERTIES

All of the operations of the Company are currently undertaken by our wholly-owned U.K. subsidiary, CPTL-UK, with whom the Company shares office space.  On July 26, 2006 CPTL–UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expired on July 25, 2009 and is currently operating on a month to month basis.  The monthly rental payable is total $2,441(£1,500) plus applicable taxes.

Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,412.50 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

Effective February 1, 2009 the Company entered into a six (6) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $26,040 (£16,000) plus taxes and expenses, payable monthly in advance, commencing January 30, 2009.  Concurrently the Company entered into an option to purchase the aforementioned property during the period April 30, 2014 through January 29, 2015, for a purchase price of £230,000.

On June 29, 2009 the Company entered into a five (5) year lease for additional office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,412 (£15,000) payable quarterly commencing June 2009.   Concurrently the Company entered into an option to purchase the aforementioned property, exercisable June 2009 through December 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.

ITEM 3.     LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Report.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual General Meeting of Shareholders was held on June 13, 2009, at which the following items were voted upon:

a) The following directors were elected to the board of directors to hold such position until the next annual meeting of the shareholders or until their successor is duly elected and qualified:

Voting Results	Elected or Re-elected	For	Against	Abstain
Abdul Mitha	Re-elected	41,673,863	0	0
Diane Glatfelter	Re-elected	41,673,863	0	0
Michael Burns	Re-elected	41,673,863	0	0
David Anthony	Re-elected	41,673,863	0	0
Peter J. Gennuso	Re-elected	41,673,863	0	0

b) The shareholders ratified the re-appointment of Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors for the fiscal year 2009, and authorized the Board of Directors to approve the auditor’s remuneration.

Voting Results	For	Against	Abstain
To re-appoint Child, Van Wagoner & Bradshaw, PLLC as the Company’s auditors, and have the Board approve remuneration	41,673,863	0	0

c) The shareholders approved the 2009 Stock Option and Stock Award Plan (the “Plan”) of up to 4,000,000 shares of the Company’s common stock in the form of stock options and stock awards as compensation to employees, officers, directors and/or consultants of the Company.

Voting Results	For	Against	Abstain
To approve the 2009 Stock Option and Stock Award Plan	41,673,863	0	0

There were no abstentions or broker non-votes on any matters put before the Annual Meeting.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is presently quoted on the Over the Counter Bulletin Board (OTC/BB) under the symbol "CPWE".  Our shares of common stock began trading during the third quarter ending May 31, 2006.

Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended August 31, 2009 and August 31, 2008.

Year 2009	High	Low
4th Quarter ended 8/31/2009	0.23	0.20
3rd Quarter ended 5/31/2009	0.25	0.155
2nd Quarter ended 2/28/2009	0.28	0.11
1st Quarter ended 11/30/2009	0.57	0.10

Year 2008
4th Quarter ended 8/31/2008	0.60	0.36
3rd Quarter ended 5/31/2008	0.57	0.35
2nd Quarter ended 2/28/2008	1.05	0.51
1st Quarter ended 11/30/2008	1.00	0.45

The information as provided above for the fiscal years ended 2009 and 2008 was provided by Pink Sheets.  The quotations provided herein may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of November 18, 2009, there were 461 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

The Company has never paid a cash dividend on its common stock and does not intend to pay cash dividends on its common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans approved by security holders	-0-	N/A	5,743,000
Equity Compensation Plans not approved by security holders	6,000,000(2)	$0.59	-0-
Total	6,000,000	$0.59	5,743,000

(1) The Company is authorized to issue up to 8,500,000 shares under its stock option and award plans; as at August 31, 2009, 2,000,000 have been issued or reserved for issuance out of a total 2,000,000 from the 2007 Plan, and757,000 have been reserved for issuance out of a total of 2,500,000 from the 2008 Plan.  1,743,000 and 4,000,000 remain available for issuance under the 2008 and 2009 Plans, respectively.
(2) These options were issued pursuant to an employment agreement between the Company and Mr. Abdul Mitha, its Chief Executive Officer.  Under the terms of the Agreement, the Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an  exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement  The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.

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
	6,000,000

Recent Sales of Unregistered Securities

Except as identified below, there were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.  There were no underwriting discounts or commissions paid in connection with the sale of the identified securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Gersten Savage LLP 600 Lexington Ave, 9th Floor New York, NY 10022	2,160,000 shares of common stock	Pursuant to two agreements for the provisioning of various patent related legal services
Steve Wilson 435 - 36th Avenue NW Calgary, Alberta T2K 0C1 Canada	25,000 shares of common stock	Stock Award pursuant to an employment agreement.
Quercus Trust 1835 Newport Boulevard A109-PMB 467 Costa Mesa, CA 92627	470,725 shares of common stock	Payment of annual interest on Secured Convertible Debenture

The shares of common stock issued to Gersten Savage and Quercus Trust were restricted stock and may only be resold pursuant to an effective registration statement or pursuant to applicable provisions of Rule 144.

The Company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to Gersten Savage and The Quercus Trust pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the Company and its purchase, the purchasers will take the securities for investment and not resale, and the Company is taking appropriate measures to restrict the transfer of the securities.

The shares of common stock issued to Steve Wilson were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 6.     SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity and Capital Resources

As of August 31, 2009, we have a total of $29,346 in cash on hand.  This is insufficient to meet our immediate and projected commitments, as well as insufficient to further our business plan in the absence of additional funding.

The Company commenced the fiscal year with $1,203,030 in cash, and expended $2,183,581 in operating activities together with $570,166 in investing activities, for a total of $2,753,747 during the year.  A total of $1,592,907 was provided by  financing activities during the fiscal year, which resulted in a final cash position of $29,346 after foreign exchange effects amounting to $(12,844) as at the end of the fiscal year.

The Company also issued common stock for services in the amount of $1,211,380 and $160,000 for interest accrued on senior convertible notes, together with $851,802 in stock based compensation, which collectively amounted to $2,223,182 in stock based expenditures.

In order to continue to meet identified commitments, as well as to further the business plan and objectives of the Company, it is anticipated that a similar level of cash expenditures will be required in fiscal year 2010, together with the settlement of certain expenses with the common stock of the Company.  This would require approximately $700,000 in cash each quarter, for a total cash requirement of $2,800,000, together with an estimated $2,200,000 in stock based payments, based on the most recent fiscal year.

The Company will therefore be required to raise additional funds to continue planned operations, and expects to do so by way of additional shareholder loans and equity placements, which efforts to secure are ongoing.  The Company is anticipating obtaining first revenue from the sale of commercial or pre-commercial units in the forthcoming fiscal year; however these amounts are not presently expected to be significant.

Results of Operations

The Company had no revenues for the period from inception to August 31, 2009.  The Company reported a net loss from its operations for the fiscal year totaling $5,771,980 as compared to a loss from operations totaling $6,443,127 in 2008.   Despite the decrease in losses in the current fiscal year, the Company expects to continue to incur significant operational losses while remaining in the development stage.

Office and administration expenses decreased by $261,534 compared to fiscal year 2008, as a result of cost reductions found in travel related items, amounting to $134,000, as well as reduced investor relation costs associated with the Abchurch Communications contract.

The Company’s interest expense increased by $386,183 year over year, inclusive of interest amounts settled with shares, to $537,836.  This was as a result of amounts settled with stock relative to the $2,000,000 financing, as well as increased costs associated with the related party debt.  This expense is expected to be maintained at a similar level in fiscal 2010, subject to increases or decreases in the level of the Company’s debt.

Professional fees settled with shares were $1,176,000 compared to nil in the prior year, as a result of the payment of certain legal services associated with substantial work being undertaken in enhancing the Company’s intellectual property rights.

Salary and consulting fees of $2,391,790 in fiscal year 2009 represents a decrease of $1,553,736 compared to the prior year. The significant decrease is mainly due to a one-time compensation cost of $2,600,000 incurred for the services provided by Mr. Mitha to the Company from April 27, 2004 through May 28, 2008.  Otherwise, salaries and consulting fees increased by $673,700 compared to fiscal year 2008 primarily as a result of the hiring new employees, increased salaries related to new employment agreements with key personnel, as well as stock-based compensations to employees.

Research and development costs increased from $152,585 in 2008 to $519,409 in 2009, as a result of substantial addition work undertaken in moving the Company’s key technologies closer to commercial readiness.  Subject to the Company obtaining additional funding, this amount is expected to further increase in 2010 as further prototype development is undertaken.

As a result of the period end revaluation of the Company’s financial instruments, the Company’s derivative income was $3,581,773 in fiscal year 2009, compared to derivative expense of $3,526,591 in fiscal year 2008. As a result, the Company’s net loss of $2,820,543 in fiscal year 2009 decreased by $7,314,328 over the prior year’s net loss $10,134,871.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not reuired to provide this information.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

(Stated in US Dollars)

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL LIMITED LIABILITY COMPANY OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037                                                                                                           PHONE: (801) 927-1337 FAX: (801) 927-1344
5296 S. Commerce Dr., Suite 300, Salt Lake City, UT 84107                                                                                                         PHONE: (801) 281-4700 FAX: (801) 281-4701

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Clean Power Technologies Inc.

We have audited the consolidated balance sheets of Clean Power Technologies Inc. (the “Company”) as of August 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended, and for the period from May 12, 2006 (date of inception) to August 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and for the period from May 12, 2006 (date inception) to August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and has suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

November 25, 2009

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
August 31, 2009 and 2008
 (Stated in U.S. Dollars)

ASSETS	August 31, 2009	August 31, 2008
Current
Cash	$29,346	$1,203,030
Amounts Receivable - Note 3	38,637	15,071
Prepaid expense	95,100	18,938
	163,083	1,237,039

Plant and equipment - Note 4	831,168	506,983
Deferred financing costs, net of accumulated amortization of $107,705 as of August 31, 2009 and $15,205 as of August 31, 2008	77,295	169,795
Total Assets	$1,071,546	$1,913,817

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current
Accounts payable and accrued liabilities	$561,492	$194,908
Accounts payable – related party	159,427	-
Prepaid deposit	84,000	-
Wages payable	56,098
Wages payable - related party - Note 5	499,582	126,667
Loan payable	84,000
Stock option liability - Note 9(ii)	718,836	380,290
Total current liabilities	2,163,435	701,865

Due to related party - Note 5	445,690	139,521
Secured convertible notes payable - including $22,594 accrued interest - Note 7	264,898	47,342
Embedded derivative liability - Note 7	779,193	1,933,002
Warrant liability - Note 7	1,667,173	3,372,000
Total Liabilities	5,320,389	6,193,730

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 72,220,695 and 65,785,748 shares issued and outstanding at August 31, 2009 and August 31, 2008, respectively.	72,221	65,786
Additional paid in capital	12,255,573	9,403,842
Accumulated other comprehensive loss	(58,221)	(51,668)
Accumulated deficit during the development stage	(16,518,416)	(13,697,873)
Total Stockholders' Deficiency	(4,248,843)	(4,279,913)
Total Liabilities and Stockholders' Deficiency	$1,071,546	$1,913,817

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the years ended August 31, 2009 and 2008 and for the period May 12, 2006 (Date of Inception) to August 31, 2009
(Stated in U.S. Dollars)

	August 31,
Expense	2009	2008	May 12, 2006 (Date of Inception) to August 31, 2009
Depreciation	$253,653	$157,115	$514,726
Office and administration	673,279	934,813	2,084,219
Organization costs	-	-	2,500
Research and development	519,409	152,585	1,295,740
Foreign exchange loss (gain)	12,158	85	12,243
Amortization of stock option benefits	338,546	380,290	718,836
Professional fees	1,583,145	364,713	2,833,132
Salaries and consulting fees - Note 6, Note 10	2,391,790	3,945,526	7,504,736
Directors' fees	-	250,000	430,000
Administrator fees	-	258,000	258,000
(Loss) from operations	(5,771,980)	(6,443,127)	(15,654,132)

Other income and expense:
Interest expense	(537,836)	(151,653)	(813,466)
Derivative income (expense) – Note 8	3,581,773	(3,526,591)	55,182
Deferred financing amortization costs	(92,500)	(13,500)	(106,000)
Total other expense:	2,951,437	(3,691,744)	(864,284)

Net income (loss) for the period	(2,820,543)	(10,134,871)	(16,518,416)

Other comprehensive loss:
Unrealized foreign exchange on transactions	(6,553)	(6,470)	(58,221)

Comprehensive gain (loss) for the period	$(2,827,096)	$(10,141,341)	$(16,576,637)

Basic and diluted loss per share	$(0.04)	$(0.17)

Basic and diluted weighted average number of shares	68,595,057	60,446,890

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the years ended August 31, 2009 and 2008 and for the period from May 12, 2006 (Date of Inception) to August 31, 2009
(Stated in U.S. Dollars)

	Common Stock				Accumulated Deficit	Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	During the Development Stage	Stockholders' Deficiency
Balance at May 12, 2006	-	$-	$-	$-	$-	$-
Issuance of common stock:for cash at $.001	28,765,477	28,766				28,766
Issuance of common stock:pursuant to technology acquisition agreement at $0.001	2,000,000	2,000				2,000
Clean Energy and Power Solutions Inc.:common shares prior to reverse acquisition	(30,765,477)	(30,766)	30,766			-
Clean Power Technologies Inc. common shares prior to reverse acquisition	14,680,000	14,680	(14,680)			-
Issuance of common stock pursuant to share exchange agreements	30,765,377	30,766	9,579			40,345
Imputed interest			5,748			5,748
Stock-based compensation			32,333			32,333
Unrealized foreign exchange on transaction				(12,404)		(12,404)
Net loss for the period					(311,435)	(311,435)
Balance at August 31, 2006	45,445,377	45,446	63,746	(12,404)	(311,435)	(214,647)
Issuance of common stock: for cash	3,600,000	3,600	896,400			900,000
Imputed interest			41,970			41,970
Issuance of common stock for professional services	408,785	408	633,201			633,609
Issuance of common stock for consulting services	400,000	400	611,100			611,500
Issuance of common stock for director services	100,000	100	179,900			180,000
Issuance of common stock for R&D	4,000,000	4,000	396,000			400,000
Beneficial conversion - related party note payable		-	265,764			265,764
Unrealized foreign exchange on transaction		-		(32,794)		(32,794)
Net loss for the period					(3,251,567)	(3,251,567)
Balance at August 31, 2007	53,954,162	53,954	3,088,081	(45,198)	(3,563,002)	(466,165)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
For the years ended August 31, 2009 and 2008 and for the period from May 12, 2006 (Date of Inception) to August 31, 2009
(Stated in U.S. Dollars)

	Common Stock				Accumulated Deficit	Total
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	During the Development Stage	Stockholders' Deficiency
Balance at August 31, 2007	53,954,162	53,954	3,088,081	(45,198)	(3,563,002)	(466,165)
Issuance of common stock: for cash	3,260,000	3,260	811,740			815,000
Issuance of common stock for prior period salary	4,000,000	4,000	2,596,000			2,600,000
Issuance of common stock for consulting services	700,000	700	524,300			525,000
Issuance of common stock for director services	250,000	250	249,750			250,000
Issuance of common stock for administrator	600,000	600	257,400			258,000
Conversion of note payable to common stock, net unamortized discount	3,021,586	3,022	1,288,848			1,291,870
Beneficial conversion - related party note payable			366,135			366,135
Placement agent warrants			221,588			221,588
Unrealized foreign exchange on transaction				(6,470)		(6,470)
Net loss for the period					(10,134,871)	(10,134,871)
Balance at August 31, 2008	65,785,748	65,786	9,403,842	(51,668)	(13,697,873)	(4,279,913)
Issuance of common stock: for cash	2,222,222	2,222	274,641			276,863
Issuance of common stock for legal services	2,160,000	2,160	1,173,840			1,176,000
Issuance of common stock for consulting services	82,000	82	35,298			35,380
Issuance of common stock for interest	470,725	471	160,046			160,517
Issuance of common stock for stock based compensation	650,000	650	342,350			343,000
Conversion of note payable to common stock, net unamortized discount (Note 5(iii))	850,000	850	238,036			238,886
Beneficial conversion - related party note payable (Note 5(iii))			118,718			118,718
Stock awards			508,802			508,802
Unrealized foreign exchange on transaction				(6,553)		(6,553)
Net loss for the period					(2,820,543)	(2,820,543)
Balance at August 31, 2009	72,220,695	$72,221	$12,255,573	$(58,221)	$(16,518,416)	$(4,248,843)

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2009 and 2008 and for the period May 12, 2006 (Date of Inception) to August 31, 2009
(Stated in U.S. Dollars)

	August 31,
	2009	2008	May 12, 2006 (Date of Inception) to August 31, 2009
Cash flows from operating activities:
Net income (loss)	$(2,820,543)	$(10,134,871)	$(16,518,416)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	253,653	157,115	514,726
Amortization of stock option benefit	338,546	380,290	718,836
Amortization of debt discount	345,669	104,477	474,840
Amortization of deferred financing costs	92,500	15,205	107,705
Interest accrued on debt	27,268	11,496	138,172
Interest accrued on senior convertible notes	160,000	23,111	183,111
Derivative (income) expense	(3,581,773)	3,526,591	(55,182)
Issuance of common stock for professional services	1,176,000	-	1,809,609
Issuance of common stock for director services	-	250,000	430,000
Issuance of common stock for consulting services	35,380	525,000	1,171,880
Issuance of common stock for prior period salary	-	2,600,000	2,600,000
Issuance of common stock for administrative services	-	258,000	258,000
Issuance of common stock for R&D	-	-	402,000
Issuance of stock award for consulting services	13,750	-	13,750
Stock-based compensation	838,052	-	870,385
Changes in assets and liabilities:
Amounts Receivable	(24,213)	15,517	(34,235)
Prepaid expenses and other current assets	(74,801)	90,691	(87,068)
Prepaid deposit	84,000	-	84,000
Accounts payable and accrued expense	952,931	280,026	1,273,984
Net cash used in operating activities:	(2,183,581)	(1,897,352)	(5,643,903)

Cash flows from investing activities:
Acquisition of plant and equipment	(570,166)	(281,170)	(1,322,464)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(570,166)	(281,170)	(1,260,394)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	1,815,000	1,815,000
Proceeds from issuance of common stock	1,000,000	815,000	2,743,766
Proceeds from short-term loan	84,000	-	84,000
Due to related party	508,907	436,060	2,338,077
Net cash provided by financing activities:	1,592,907	3,066,060	6,980,843

Effect of foreign exchange on transactions	(12,844)	(15,787)	(47,200)

Net increase (decrease) in cash	(1,173,684)	871,751	29,346
Cash at beginning of period	1,203,030	331,279	-
Cash and cash equivalents at end of period	$29,346	$1,203,030	$29,346

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2009 and 2008 and for the period May 12, 2006 (Date of Inception) to August 31, 2009
 (Stated in U.S. Dollars)

	August 31,
	2009	2008	May 12, 2006 (Date of Inception) to August 31, 2009
Supplemental schedule of cash flows:
Cash paid during the period for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Conversion of note payable to common stock	$238,886	$1,291,870	$1,530,756
Total:	$238,886	$1,291,870	$1,530,756

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
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

The Company incorporated Clean Energy and Power Solutions Inc. (“CEPS”) on May 12, 2006 in the State of Nevada as a wholly-owned subsidiary.

By agreement dated May 22, 2006, the Company agreed to issue 30,765,377 common shares for all the issued and outstanding common shares of Clean Power Technologies Inc. (“CPTI private”), a privately held company, incorporated on March 14, 2006 in the State of Nevada.  CPTI private is developing a  gas/steam or diesel/steam hybrid technology. CPTI private has incorporated a wholly-owned subsidiary, Clean Power Technologies Limited, (“CPTL-UK”) a company based in, and incorporated under the laws of the United Kingdom on May 10, 2006, to carry on all its research and development.  On April 24, 2006, CPTI private entered a research and development agreement to fund all future costs for research, development, patenting, licensing and marketing for an alternative hybrid fuel technology that combines diesel and steam and gas (petrol) and steam technologies for a 100% ownership of the technology and any associated intellectual rights (see Note 6).  CPTI private and CEPS merged on June 20, 2006 with CEPS being the surviving entity. On July 10, 2006 CEPS became a wholly-owned subsidiary of the Company when the stockholders of CPTI private tendered their remaining shares.

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

These audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year.  Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At August 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $16,518,416 since inception, has negative working capital of $2,000,352 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
(Stated in U.S. Dollars)

Note 1     Nature and Continuance of Operations – (Cont’d)

(b)	Development Stage Activities – Continued

formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Note 2     Summary of Significant Accounting Policies

These audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and are stated in US dollars except where disclosed otherwise.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates, which have been made using careful judgments.  Actual results may vary from these estimates.

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

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
(Stated in U.S. Dollars)

Note 2     Summary of Significant Accounting Policies  - (Cont’d)

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

As of August 31, 2009, the estimated fair value and carrying value of our secured convertible notes payable is as follows:

Secured Convertible Notes Payable:	Carrying Value	Fair Value
$2,000,000 face value secured convertible notes due July 10, 2010	$(242,304)	$(2,005,361)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 2     Summary of Significant Accounting Policies  - (Cont’d)

Financial Instruments - Continued

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

The following table summarizes the components of derivative liabilities as of August 31, 2009:

Our financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$(779,193)	$(1,666,429)	$(2,445,622)
$1,000,000 common stock purchase agreement	-	(744)	(744)
	$(779,193)	$(1,667,173)	$(2,446,366)

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 2     Summary of Significant Accounting Policies  - (Cont’d)

Financial Instruments - Continued

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended August 31, 2009.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$183,540	$946,428	$1,129,968
$1,000,000 common stock purchase agreement	-	721,536	721,536
	$183,540	$1,667,964	$1,851,504

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the twelve months ended August 31, 2009.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$1,153,808	$1,705,572	$2,859,380
$1,000,000 common stock purchase agreement	-	722,393	722,393
	$1,153,808	$2,427,965	$3,581,773

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments from inception through the year ended August 31, 2009.

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	$770,552	$1,103,428	$1,873,980
$1,000,000 common stock purchase agreement	-	743,496	743,496
	$770,552	$1,846,924	2,617,476

Day-one derivative losses:
$2,000,000 face value secured convertible notes due July 10, 2010			(2,541,191)
$1,000,000 common stock purchase agreement			(21,103)
Total derivative income (expense):			$55,182

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 2     Summary of Significant Accounting Policies  - (Cont’d)

Financial Instruments - Continued

Our derivative liabilities as of August 31, 2009, our derivative gains during the quarterly period August 31, 2009 and our derivative losses from inception through August 31, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

• The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.55 on July 10, 2008 to $0.45 on August 31, 2009. The lower stock price on August 31, 2009 had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income.

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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of August 31, 2009:

Our financing arrangement giving rise to derivative financial instruments and indexed shares:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$2,000,000 face value secured convertible notes due July 10, 2010	5,714,286	7,142,858	12,857,144
$1,000,000 common stock purchase agreement	--	2,777,778	2,777,778
	5,714,286	9,920,636	15,634,922

ASC 825‐20 Registration Payment Arrangements (pre‐Codification FASB Staff Position No. EITF 00‐19‐2 Accounting for Registration Payment Arrangements) provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to ASC 450‐20 Loss Contingencies (pre‐Codification FAS No. 5 Accounting for Contingencies), which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of August 31, 2009, our management concluded that registration payments are not probable.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 2     Summary of Significant Accounting Policies - (Cont’d)

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

                        Stock-based Compensation

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”), an amendment of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

The Company has adopted  SFAS No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123.  We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on December 1, 2006.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 2     Summary of Significant Accounting Policies - (Cont’d)

Stock-based Compensation - Continued

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

The Company has also adopted the provisions of the Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – An Interpretation of APB Opinion No. 25 (“FIN 44”), which provides guidance as to certain applications of APB 25.

New Accounting Standards

Recently Issued Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 2     Summary of Significant Accounting Policies - (Cont’d)

Use of Estimates in the preparation of the financial statements

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3     Amounts Receivable

Amounts receivable of $38,367 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 4     Plant and Equipment

	August 31, 2009
	Cost	Accumulated Amortization	Net Book
Vehicles	$105,719	$(53,529)	$52,190
Machinery	761,269	(287,157)	474,112
Computer and office equipment	222,500	(107,918)	114,582
Leasehold improvements	252,547	(62,263)	190,284
	$1,342,035	$(510,867)	$831,168

Note 5     Related Party Transactions

a)
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
•
1,000,000 shares each time when the heat recover system for the Marine application or An Auxiliary Steam Engine for Trucks or similar engines based on the Heat recovery and/or Steam technology is developed and commercially sold to the first customer;

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 5     Related Party Transactions (Cont’d)

•	1,000,000 shares of common stock when the first automobile which is developed on the heat recovery system is successfully tested and verified by the E.P.A; and
•	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

On July 23, 2009 the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested.  As a result, under the terms of Mr. Burn’s employment agreement, the Company reserved a total of 500,000 shares of the Company’s common stock and recorded an expense totalling $275,000 to stock based compensation during the fourth quarter of the current fiscal year.  The shares were subsequently issued on September 24, 2009.

Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of these unearned performance-based awards as at August 31, 2009 due to the uncertainty surrounding realization of the benefit of the awards.

On February 1, 2009, the Company entered into an addendum to accelerate the annual salary increase permitted under the contract upon achieving certain development benchmarks.  As a result, starting March 1, 2009 Mr. Burn’s monthly salary was adjusted to a base of £12,100.  During the fiscal year ended August 31, 2009, Michael Burns, the project manager who is also a member of the Board of Directors of the Company and an officer of wholly-owned subsidiary CPTL-UK was paid $209,160 (£133,600) under the terms of his employment agreement.

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

b)
On July 26, 2006, CPTL-UK entered into a lease agreement with an officer of CPTL-UK to lease the office and laboratory premises for a term of three years. (see Note 6 – (a)).  Under the terms of the lease, an expense of $29,400 (£18,778.40) was charged during the year ended August 31, 2009 by an officer of CPTL-UK as rent. Upon expiration of the lease the officer agreed to continue to provide month to month use of the premises at a rate of (£1,500) per month, plus certain taxes, until such time as a long-term lease can be negotiated.

c)
Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha, Mr. Mitha invoiced the Company $533,333 with respect to his monthly salary obligation for the twelve month period ended August 31, 2009.  During the twelve month period Mr. Mitha received payments against his accrued salary totaling $160,418, leaving $499,582 due and payable to Mr. Mitha in salary obligations as at August 31, 2009.

On July 23, 2009, the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested.  Under the terms of Mr. Mitha’s employment contract, he is entitled to be issued 200,000 shares to be issued each time a formal test for an industry application is successful.  As a result, the Company reserved a total of 200,000 shares of the Company’s common stock and recorded an expense totalling $110,000 to stock based compensation during the fourth quarter of the current fiscal year.  The shares were subsequently issued on September 24, 2009.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 5     Related Party Transactions (Cont’d)

During the fiscal year ended August 31, 2009 Mr. Mitha advanced $508,907 (2008 -$436,060) for operations, under the terms of a convertible debenture approved September 28, 2006.  In respect of these advances, during the twelve months ended August 31, 2009 the Company recorded amortization of loan discount in the amount of $127,596  (2008 - $80,246).  Unamortized discount at August 31, 2009, which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the loan proceeds advanced to the Company during the twelve months ending August 31, 2009, totalled $118,718 (2008 - $366,134), which amount is being amortized over  the term of the note(s) or until conversion.  During the quarter ended February 28, 2009, the Company issued 850,000 shares of common stock to Mr. Mitha to retire $425,000 of the cumulative loans as at that date, including all accrued interest as at the date of settlement, at $0.50 per share, less an unamortized discount upon conversion totaling $(186,114).  As at August 31, 2009 the balance sheet reflects notes payable to Mr. Mitha of $445,690 which amount reflects convertible loans totaling $558,732, net an unamortized discount of $113,042.

Note 6	Commitments

(a)
On July 26, 2006 CPTL –UK entered into a three year lease agreement for an office and research facility located in Newhaven, United Kingdom.  The lease expired on July 25, 2009 and is currently operating on a month to month basis.  The monthly rental payable is total $2,441(£1,500) plus applicable taxes.  During the fiscal year 2009, the Company paid a total $29,085 (£18,578), and in 2008 a total of $33,080 (£16,616) in respect of this lease, plus applicable taxes.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 6     Commitments (continued)

(c)
On July 1, 2007, CPTL –UK entered into a six month renewable lease agreement for a corporate apartment located in Surrey, United Kingdom.  The initial lease expired on December 31, 2007, and was last renewed on July 1, 2008.  The lease called for monthly rent in the amount of $2,986 (£1,900) plus applicable taxes.  The lease expired without renewal during the quarter ended November 30, 2008.  During the fiscal year ended August 31, 2009 the Company paid $25,520 (£3,800) (2008 - $45,395 (£22,800) plus applicable taxes and utilities.

(d)
 During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which, the Company has remitted a total of £35,000 (approximately U.S. $70,000).  The agreement also provided for quarterly consulting fees of £12,000 (approximately U.S. $24,400). The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.  During the fiscal year ended August 31, 2009 the Company has remitted a total of $21,038 in respect of these fees, with $16,275 remaining due and payable at the end of August 31, 2009.

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

(f)
On July 28, 2008, the Company entered into an agreement with Mr. George McLaine whereby Mr. McLaine agreed to serve as a consultant to assist the Company with introductions to transportation companies in the Province of Alberta, Canada, and abroad with a purpose of locating collaborative partners to test the Company’s heat recovery systems in trucks and trailers.  In consideration for this service, Mr. McLaine shall receive 32,000 shares of the Company’s common stock for each introduction that results in a collaboration agreement.  Further, Mr. McLaine shall receive 25,000 shares of the Company’s common stock per annum for serving as a consultant to the Company.  The contract is for a period of two (2) years and may be renewed by mutual consent.  Mr. McLaine is to also receive a 30% commission for any advance purchase orders received on the advance deposit required of 1% of the total purchase or $100 per unit ordered. 32,000 shares were issued under the Company’s 2007 Stock Option and Stock Award Plan as of September 8, 2008.  On July 28, 2009 under the

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 6     Commitments (continued)

terms of the agreement, Mr. McLaine reached his first service related benchmark and the Company expensed a total of $13,750 to stock based compensation in respect of an annual award of 25,000 shares of common stock.  The shares were subsequently issued on September 24, 2009.

(g)
On June 1, 2008, the Company’s subsidiary CPTL-UK entered into an employment contract with an IT specialist whereunder the employee will receive 25,000 shares of the Company’s common stock after the initial three (3) months, and 25,000 shares of the Company’s common stock each year on the anniversary of the completion of certain work projects up to a maximum of 100,000 shares.  25,000 shares were issued under the Company’s 2007 Stock Option and Award Plan as of September 8, 2008. As to the remaining 75,000 shares of common stock available for issue under the above-noted contract, due to the fact that they are service based awards, the Company has recognized a stock-based compensation expense which is being amortized over the period of service.  On June 30, 2009 the Company issued the second service related award of 25,000 common shares and expensed an additional amount of $1,750 as stock based compensation to record the discrepancy between the market value of the common shares on the date of the original expense, and the market value of the shares on the issuance date.  Refer to Note 9(ii) – Restricted Stock Awards for additional details.

(h)
On October 27, 2008 the Company’s subsidiary CPTL-UK entered into an employment agreement with Marco Cucinotta whereby Mr. Cucinotta will receive an annual salary of $146,475 (£90,000) as well as the following performance based compensation:

•	200,000 shares of the Company’s common stock on commencement of employment;
•	100,000 shares of the Company’s common stock on completion of the first complete system in test cell;
•	100,000 shares of the Company’s common stock on completion of the first truck based system;
•	100,000 shares of the Company’s common stock on sale of the first system; and
•	100,000 shares of the Company’s common stock upon establishing a UK consultancy firm and generating £100,000 in gross revenue.

The Company issued a total of 200,000 shares in respect of the above agreement under its 2007 Stock Option and Award Plan as to 100,000 shares on January 9, 2009 and 100,000 shares on March 3, 2009, respectively.  On July 23, 2009 the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested.  As a result, under the terms of Mr. Cucinotta’s employment agreement, whereby he is entitled to receive 100,000 shares of the Company’s common stock on completion of the first complete system in test cell, the Company reserved 100,000 shares of the Company’s common stock and recorded an expense totalling $55,000 to stock based compensation during the fourth quarter of the current fiscal year.  The shares were subsequently issued on September 24, 2009.

Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of the unearned performance-based awards as at August 31, 2009 due to the uncertainty surrounding realization of the benefit of the awards.

(i)
 In August 2008, the Company entered into a collaboration agreement with Voith Turbo Gmbh& Co. KG (the “VTG”) to develop steam and heat energy recovery engines for Clean Power's proprietary heat recovery technology for refrigeration trailers for the grocery market. Under the terms of the collaboration agreement, Clean Power and Voith Turbo GmbH & Co. KG will analyse data from the testing of an existing refrigeration engine, results from which will be used to build and test a new engine that incorporates Clean Power's proprietary heat recovery technology. Voith is a multi-national company with significant interest in the

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Stated in U.S. Dollars)

Note 6     Commitments (continued)

development of expanders in engine and braking systems. As part of its own drive systems and components development programme Voith Turbo GmbH & Co. KG has already developed hybrid systems, waste recovery systems and expansion engines based on the internal combustion engine which is used on the road, on rail, on water and in other industries. Under the collaboration agreement, the VTG invoiced the Company USD $255,398 (EUR 178,500). On October 27, 2009, the Company paid off the invoiced amount.

(j)
During the fiscal year ended August 31, 2009 and prior, the Company’s wholly-owned subsidiary CPTL-UK entered into various employment contracts which call for a total of 5,150,000 shares of the Company’s common stock to be issued as stock awards upon completion of certain technology development benchmarks.  On July 23, 2009, the first of these benchmarks was reached and the Company has recorded a stock based compensation expense totalling $330,000 as it relates to the issuance of 600,000 common shares. Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of the remaining unearned performance-based awards as at August 31, 2009.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the remaining awards. Additionally, under the above noted contracts the Company agreed to certain service based awards which shall be earned annually.  In total the Company granted 450,000 service-based awards, in respect of which the Company has recognized a stock-based compensation expense.  Refer to Note 9 (ii) – Restricted Stock Awards for additional details.

(k)
Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,412 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the fiscal year 2009, the Company paid total $21,987 (£14,044) plus applicable taxes.

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$24,412
2011	24,412
2012	24,412
2013	24,412
2014	12,206
Total:	$109,854

(l)
On November 18, 2008 CPTL–UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease called for monthly rent in the amount of $2,034 (£1,250) plus applicable taxes and expired May 17, 2009.  The lease was renewed subsequent to the quarter for a term of 12 months, expiring in May, 2010.   During the fiscal year 2009, the Company paid total $19,570 (£12,500) plus applicable taxes and utilities. The lease payments for each of the two succeeding fiscal years are as follows:

2010	18,309
Total:	$18,309

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Stated in U.S. Dollars)

Note 6     Commitments (continued)

(m)
 Effective February 1, 2009 the Company entered into a six (6) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $26,032 (£16,000) plus taxes and expenses, payable monthly in advance, commencing January 30, 2009.  Concurrently the Company entered into an option to purchase the aforementioned property during the period April 30, 2014 through January 29, 2015, for a purchase price of £230,000. During the fiscal year 2009, the Company paid total $16,700 (£10,667) plus applicable taxes.

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$26,040
2011	26,040
2012	26,040
2013	26,040
After 2013	36,890
Total:	$141,050

(n)
On March 12, 2009 and May 5, 2009 the Company entered into two agreements with Gersten Savage LLP, the Company’s attorneys, in connection with the filing and prosecution of certain foreign patent applications with respect to the Unitary Engine and Reservoir Engine Inventions as well as additional refrigeration types; and, prosecution and filing of additional United States applications for the Reefer Control System, In-line Automotive Auxiliary Power System and Land-fill/Waste Heat Auxiliary Power Generation System.  Under the terms of the retainer agreements, the Company agreed to pay fixed fees as follows:

▪
$810,000 worth of the Company’s restricted common shares with a deemed value of $0.375 per share. The Company issued a total of 2,160,000 shares in full and final settlement of this provision and a total of  $1,176,000, [$600,000 as to 1,200,000 common shares with a market value of $0.50 on the date of the agreement, and $576,000 as to 960,000 common shares with a market value of $0.60 on the date of the agreement], has been expensed in respect of the issuance of these shares on the Company’s income statement during the year;

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2009
(Stated in U.S. Dollars)

Note 6     Commitments (continued)

(o)
On April 29, 2009 the Company’s wholly-owned subsidiary CPTL-UK entered into an employment contract which calls for a total of 25,000 shares of the Company’s common stock to be issued as stock awards upon completion of certain technology development benchmarks.    Using the guidance provided in SFAS 123R the Company has not recorded compensation cost in respect of this performance-based award as at August 31, 2009.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the performance based awards. Concurrently under this employment contract the employee is entitled to receive a total of 50,000 service-based awards which are granted over a three year period on the anniversary date of the contract.  In respect of these awards, the Company has recognized a stock-based compensation expense.  Refer to Note 9(ii) – Restricted Stock Awards for additional details.

(p)
On June 29, 2009 the Company entered into a five (5) year lease for additional office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,412 (£15,000) payable quarterly commencing June 2009.   Concurrently the Company entered into an option to purchase the aforementioned property, exercisable June 2009 through December 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the fiscal year 2009, the Company paid total $4,150 (£2,650) plus applicable taxes.

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$24,412
2011	24,412
2012	24,412
2013	24,412
2014	12,206
Total:	$109,854

(q)
On July 17, 2009, the Company entered into a four months loan agreement (the “Note”) with an unrelated third party for the amount $84,000. The loan had an interest rate of 1% per month,  payable in advance for the duration of the Note and deducted from the proceeds of the Note on funding. The Note was subsequently paid in full on November 10, 2009.

Note 7     Secured Convertible Note Financings

Secured Convertible Notes consist of the following financings as of August 31, 2009:

Carrying Value
8% face value $2,000,000 secured convertible notes issued July 10, 2008 and due on July 10, 2010	$(242,304)

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 7     Secured Convertible Note Financings (Continued)

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

The following tabular presentation sets forth the derivative fair values as of the inception date of the financing transaction, year ended August 31, 2008 and August 31, 2009:

	Compound Embedded Derivatives	Warrant Derivative	Total Derivatives
Inception date (July 10, 2008)	$(1,549,746)	$(2,769,857)	$(4,319,603)
August 31, 2008	$(1,933,002)	$(3,372,000)	$(5,305,002)
August 31, 2009	$(779,193)	$(1,667,173)	$(2,446,366)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 7     Secured Convertible Note Financings (Continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date of the financing are illustrated in the following tables:
Compound Embedded Derivative
$2,000,000 face value secured convertible notes due July 10, 2010:
Conversion price	$0.35
Volatility	78.96%
Equivalent term (years)	1.82
Credit-risk adjusted yield	8.50%
Interest-risk adjusted rate	9.48%
Dividends	-

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	98.83%	98.83%
Term (years)	5.00	5.00
Risk-free rate	3.10%	3.10%
Dividends	-	-

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of August 31, 2008 are illustrated in the following tables:

Compound Embedded Derivative
$2,000,000 face value secured convertible notes due July 10, 2010:
Conversion price	$0.35
Volatility	77.12%
Equivalent term (years)	1.63
Credit-risk adjusted yield	9.21%
Interest-risk adjusted rate	9.49%
Dividends	-

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	100.83%	100.83%
Term (years)	4.86	4.86
Risk-free rate	3.10%	3.10%
Dividends	-	-

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 7     Secured Convertible Note Financings (Continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of August 31, 2009 are illustrated in the following tables:

$2,000,000 face value secured convertible notes due July 10, 2010:	Compound Embedded Derivative
Conversion price	$0.35
Volatility	63.88%
Equivalent term (years)	0.855
Credit-risk adjusted yield	9.28%
Interest-risk adjusted rate	7.14%
Dividends	-

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price (1)	$0.45	$0.45
Volatility	88.39%	88.39%
Term (years)	3.86	3.86
Risk-free rate	2.39%	2.39%
Dividends	-	-

(1) The strike price of the Class A and Class B Warrants were reduced from their contractual exercise price of $0.60 and $0.80, respectively, because the warrant agreements contain down-round protection features and we subsequently issued warrants with a strike price of $0.45.

Note 8      Stock Purchase Agreement

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 8	Stock Purchase Agreement (Continued)

The following table illustrates how the proceeds arising from the stock purchase agreement were allocated on the inception date:

Classification	Allocation
Day-one derivative loss	$(21,103)
Common Stock (par value)	2,222
Paid-in Capital (Common Stock)	274,641
Derivative Liabilities (Warrants)	744,240
Proceeds	$1,000,000

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date is illustrated in the following tables:

	Series A Warrant Derivative	Series B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.85
Volatility	161.85%	161.85%
Term (years)	1.00	1.00
Risk-free rate	0.60%	0.60%
Dividends	-	-

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of August 31, 2009 are illustrated in the following tables:

	Series A Warrant Derivative	Series B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.85
Volatility	38.45%	38.45%
Term (years)	0.45	0.45
Risk-free rate	0.24%	0.24%
Dividends	-	-

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 8	Stock Purchase Agreement (Continued)

ASC 820‐10‐55‐62 Fair Value Measurements and Disclosures (pre Codification FAS No. 157 Fair Value
Measurements) provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances.

The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of August 31, 2009 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Compound Embedded Derivative	Warrant Derivative	Total
Beginning balance	$(962,733)	$(3,335,137)	$(4,297,870)
Total (gains) or losses including in earnings	183,540	1,667,964	1,851,504
Ending balance	$(779,193)	$(1,667,173)	$(2,446,366)

Note 9     Common Stock

(a)	During the fiscal year ended August 31, 2009, the Company issued shares of common stock as follows:

(i)	850,000 shares with respect to the conversion of certain outstanding related party debt due to the Company’s CEO, Abdul Mitha. Refer to Note 5 – Related Party Transactions, above.

(ii)	2,222,222 shares in respect of a stock purchase agreement. Refer to Note 8 – Stock Purchase Agreement, above.

(iii)	2,160,000 shares with respect to a retainer agreement with the law firm of Gersten Savage LLP, the Company’s attorneys. Refer to Note 6 – Commitments, above.

(iv)	732,000 shares to employees and consultants under its 2007 Stock Option and Award Plan as compensation for services rendered.

(v)	470,725 shares in respect of an annual interest payment due with respect to a certain Secured Convertible Note Financing. Refer to Note 7 – Secured Convertible Note Financing above.

(vi)	25,000 shares reserved for issuance to a consultant as compensation for services rendered up to July 28, 2009 (shares issued on September 24, 2009);

(vii)	800,000 shares reserved for issuance to employees, officers and consultants as stock based awards for achieving the first benchmark in the Company’s development program on July 23, 2009 (shares isued on September 24, 2009).

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 9     Common Stock (Continued)

(b)	Stock-based compensation:

(i)	Executive Stock Options

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 9     Common Stock (Continued)

(b)	Stock-based compensation - Continued

         (i) Executive Stock Options – continued

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	Term (years)	Volatility	Value
$0.50	$0.548	2.34%	5/1/2008	5/1/2014	2.4260	82.83%	$0.27
$0.50	$0.555	2.39%	5/1/2008	5/1/2015	2.7959	79.92%	$0.21
$0.50	$0.555	2.39%	5/1/2008	5/1/2016	3.2801	79.92%	$0.22
$0.50	$0.555	2.39%	5/1/2008	5/1/2017	3.7822	79.92%	$0.24
$0.50	$0.555	2.39%	5/1/2008	5/1/2018	4.2753	79.92%	$0.26
$0.50	$0.555	2.39%	5/1/2008	5/1/2019	4.7685	79.92%	$0.27

The fair value of the vested portion of options granted during the fiscal year ended August 31, 2008 totals $380,290 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The fair value of the vested portion of options during the year ended August 31, 2009 totals $338,545 which amount has also been expensed and recorded as a current liability on the Company’s balance sheet. The following table summarizes details of the vesting schedule and associated fair value calculations:

Option Grant date	Option Qty	Fair Market Value as at May 31, 2008 $	Amortization Term (In months)	Amortized value as at August 31, 2009 $
May 1, 2009	1,000,000	273,038	12	273,038
May 1, 2010	1,000,000	206,630	24	137,754
May 1, 2011	1,000,000	224,523	36	99,788
May 1, 2012	1,000,000	241,052	48	80,351
May 1, 2013	1,000,000	255,627	60	68,167
May 1, 2104	1,000,000	268,821	72	59,738
	6,000,000	1,469,691		718,836

          (ii) Restricted stock awards

The Board of Directors approved a stock option and stock award plan on February 10, 2007 (the “2007 Plan”). Under the 2007 Plan, a maximum of 2,000,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2007 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors.   The Board of Directors approved a further stock option and stock award plan on February 10, 2008 (the “2008 Plan”). Under the 2008 Plan, a maximum of 2,500,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2008 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors. The Board of Directors approved a further stock option and stock award plan on April 30, 2009 (the “2009 Plan”). Under the 2009 Plan, a maximum of ,000,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2009 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 9     Common Stock (Continued)

(b)	Stock-based compensation - Continued

                      (ii) Restricted stock awards - continued

During the fiscal year ended August 31, 2009, the Company issued and reserved for issuance fully vested stock awards totaling 1,557,000 shares to employees and consultants under its Stock Option and Award plans as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the respective issue and/or reservation dates:

(a)	On September 8, 2008, $0.59 per share with respect to 225,000 common shares issued to employees of wholly-owned subsidiary CPTL-UK, for a total of $132,750; and

(b)	On September 8, 2008, $0.59 per share with respect to 32,000 common shares, for a total of $18,800.

(c)	On January 9, 2009, $0.50 per share with respect to 350,000 common shares issued to an officer of the Company and an employee of the Company’s wholly-owned subsidiary CPTL-UK for a total of $175,000.

(d)	On March 3, 2009, $0.50 per share with respect to 100,000 common shares issued to an employee of the Company’s wholly-owned subsidiary CPTL-UK for a total of $50,000.

(e)	On June 30, 2009, $0.55 per share with respect to 25,000 common shares issued to an employee of the Company’s wholly-owned subsidiary CPTL-UK for a total of $13,750.

(f)
On July 23, 2009, $0.55 per share with respect to 800,000 common shares reserved for issuance to certain officers and employees of the Company’s wholly-owned subsidiary CPTL-UK upon reaching the first benchmark in the Company’s development program for a total of $440,000.  The shares were subsequently issued on September 24, 2009.

(g)
On July 28, 2009, $0.55 per share with respect to 25,000 common shares reserved for issuance to an employee of the Company’s wholly-owned subsidiary CPTL-UK for a total of $13,750.  The shares were subsequently issued on September 24, 2009.

All amounts have been expensed during the respective periods.

Under SFAS 123R, restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.  During fiscal year ended August 31, 2009, the Company has granted 1,032,000 stock awards to certain employees which are subject to certain service conditions, including term of employment.  275,000 stock awards remain unvested as at August 31, 2009.   In respect of these awards, the Company has recognized stock-based compensation of $55,052 with respect to the vested portion at August 31, 2009, and unrecognized compensation expense totaling $81,948 is expected to be recognized over fiscal 2010, 2011 and 2012 as to $51,704, $23,760, $6,484, respectively.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)
Note 9     Common Stock (Continued)

(b)	Stock-based compensation - Continued

       (iii) Restricted stock awards - continued

The following table summarizes information on the Company’s restricted stock awards.

	Shares	Weighted Average Grant Date Fair Value

Unvested, at August 31, 2008	-	-
Granted	1,032,000	$0.53
Vested	757,000	0.57
Forfeited	-
Unvested, end of August 31, 2009	275,000	$0.50

Note 10   Warrants

The Company had outstanding warrants to purchase 10,714,286 and 7,714,286 shares of its common stock at August 31, 2009 and August 31, 2008, respectively, at prices ranging from $0.60 to $0.85 per share.

The following schedule shows the warrants outstanding and changes made during the fiscal year ended August 31, 2009:

	Number	Weighted Average Exercise Price
Warrants outstanding, August 31, 2008	7,714,286	$0.70
Changes during the fiscal year ended August 31, 2009
Granted	3,000,000	$0.70
Exercised	-	-
Expired	-	-
Warrants outstanding, August 31, 2009	10,714,286	$0.70

Warrants outstanding at August 31, 2009 expire as follow:

Year	Number of Shares
2010	3,000,000
2013	7,714,286

Detailed terms of the valuations of the above noted warrants are discussed above in Note 7 – Secured Convertible Note Financings and Note 8 – Stock Purchase Agreement.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 11   Deferred Tax Assets

At August 31, 2009, the Company has incurred non-capital losses in the United States totaling approximately $9,601,127 (2008-$7,018,000) and non-capital losses in the U.K. totaling £2,294,416 (2008 - £1,109,000) which can be carried forward and applied against future taxable income.  The losses in the U.K. may be carried forward indefinitely and the losses in the United States expire in 2029.

At August 31, 2009 and 2008, the significant components of future income tax assets are as follows:

	2009	2008
Deferred tax assets
Non-capital losses carryforward	$7,669,971	$3,229,000
Valuation allowance for deferred tax asset	(7,669,971)	(3,229,000)

	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is more likely than not to be realized from future operations.  The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.  The increase in valuation allowance was $4,440,971 for the year ended August 31, 2009.

Note 12   Other

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 13	Subsequent events

On September 3, 2009, the Company entered into a Memorandum of Understanding (the "MOU") with NewEnco and Renewable Power Systems ("RPS").   The MOU sets out the terms and conditions whereby the Company, NewEnco and RPS have agreed to work together through the MOU which is referred to as a Collaboration Agreement with the ultimate goal of making landfill site operations more energy efficient by installing a system developed and manufactured by the Company that utilizes the heat recovery system on a landfill gas engine and recovers the exhaust heat which will be used to make electricity and feed this into the national grid.   The terms of the MOU call for the Company to place a heat recovery system on a landfill gas engine on the RPS and NewEnco site at Abingdon, U.K. which will be used to recover the exhaust heat which the Company will use to make electricity and feed into the national grid.  The Company expects to begin field tests in early 2010. Each of the parties to the MOU shall be responsible for their own costs in connection with the project.

On September 24, 2009, the Company issued 15,000 shares of the Company’s common stock to an employee with respect to provisions of his employment contract providing for an annually granted service based award. Subsequent to the fiscal year end, on September 24, 2009, the Company issued a total of 100,000 shares to an advisory board member as a stock award.

On September 24, 2009 the Company issued a total of 200,000 shares to employees of the Company as stock based awards.

On September 24, 2009, the company issued a total of 825,000 shares, which had been previously reserved for issuance, as described above in Note 9 to the consolidated notes to the financial statements, Section (a),sub-sections (vi) and (vii).

On October 2, 2009, the Company entered into an Amended and Restated Stock Purchase Agreement (the "Purchase Agreement") with The Quercus Trust ("Quercus") a California Trust that previously (i) purchased $2,000,000 in convertible debentures issued by the Company pursuant to an offering conducted in July 2008; and (ii) purchased 2,222,222 shares of the Company's Common Stock at a price of $0.45 per share. The Purchase Agreement provided for the purchase by Quercus of 2,500,000 shares of the Company's common stock at a purchase price of $0.20 per share (the "Shares").  In addition to the Shares, the Company also agreed to  issue warrants to purchase an aggregate of 3,125,000 shares of the Company's common stock  at an exercise prices of (x) $0.27 per share for the initial 1,875,000 warrants (the "$0.27 Warrants); and (y) $0.38 per share for the remaining 1,250,000 warrants (the "$0.38 Warrants).

On October 16, 2009, the Company entered into Amendment No. 1 to the Amended and Restated Stock Purchase Agreement (the "Purchase Agreement") with The Quercus Trust ("Quercus" or the "Purchaser"), a California Trust that previously (i) purchased $2,000,000 in convertible debentures issued by the Company pursuant to an offering conducted in July 2008; (ii) purchased 2,222,222  shares of the Company's Common Stock at a price of $0.45 per share; and (iii) purchased 2,500,000 shares of the Company's common stock at a purchase price of $0.20 per share. The Purchase Agreement provided for the purchase by Quercus of an aggregate of 3,580,247 shares of the Company's common stock (the "Shares") as follows: (i) 1,111,111 shares of the Company's Common Stock at a purchase price of $0.45 per share; and (ii) 2,469,136 shares of the Company's Common Stock at a purchase price of $0.405 per share.  The aggregate purchase for these securities was $1,500,000. In addition to the Shares, the Company also agreed to issue to Quercus warrants to purchase (i) 833,333 shares of Common Stock at an exercise price of $0.60 per share (the "$0.60 Warrants"); (ii) 555,555 shares of Common Stock at an exercise price of $0.85 per share (the "$0.85 Warrants"); (iii) 1,857,852 shares of Common Stock at an exercise price of $0.54 per share (the "$0.54 Warrants"); and (iv) 1,234,568 shares of Common Stock at an exercise price of $0.77 per share (the "$0.77 Warrants").

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
August 31, 2009
 (Stated in U.S. Dollars)

Note 13	Subsequent events – (Continued)

On October 16, 2009 and October 19, 2009, Ms. Diane Glatfelter and Mr. Peter Gennuso, respectively, resigned from their position as members of the Board of Directors of the Company pursuant to the terms of the Purchase Agreement, as amended and restated.   Concurrently, Mr. David Gelbaum, the trustee of the Quercus Trust, was appointed to the Board of Directors of the Company. The Company's Board currently consists of four members, two of which are affiliates of the Quercus Trust.

On November 11, 2009, the Company fulfilled its obligation with respect to a short term loan of $84,000 to an unrelated third party, as identified above in the notes to the consolidated financial statements, Note 6(r).

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not currently and have not been any disagreements between us and our accountants on any matter of accounting principles, practices or financial statement disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of August 31, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

There are no items that required disclosure in a Form 8-K during the fourth quarter of the year covered by this Form 10-K that were not reported by the Company.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following table sets forth the name, age and position of each of the members of our board of directors, executive officers, and certain significant employees as of the fiscal year ending August 31, 2009.

Name	Age	Position	Term
Abdul Mitha	63	Director	September 28, 2006 to date
		President / CEO	June 2, 2006 to date
		Vice President Finance	July 30, 2005 to date
Michael Burns	54	Director	May 23, 2006 to date
		Significant Employee, Project Manager	August 8, 2008 to date
David Anthony	48	Director	February 10, 2009 to date
Diane Glatfelter	43	Secretary-Treasurer and Chief Financial Officer	May 23, 2006 to October 16, 2009
Peter Gennuso	38	Director	May 15, 2008 to October 19, 2009
		Vice President Corporate Strategy	February 23, 2009 to date

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers.  There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected.  Our executive officers are elected annually by our Board of Directors. Ms. Glatfelter and Mr. Gennuso resigned from the Board of Directors as per the Purchase Agreement with the Querucs Trust. Mr. David Gelbaum, the trustee of the Quercus Trust, was appointed to the Board of Directors on October 16, 2009. Simultaneously with these resignations and appointment, Mr. Gennuso and Mr. James Mason were appointed as Board Observers.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

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

Michael Burns, Member of the Board of Directors
He is the Secretary of our U.K. Subsidiary.  Mr. Burns is an engineer with experience in the field of control systems, and project management. From December, 2002 to the date of this filing, Mr. Burns was the managing director for Engineering Verification Services Ltd., a company offering various automotive design and development projects including a heat recovery steam engine hybrid vehicle project with Mitsui Babcock. From April 2001 to December 2002, Mr. Burns held the position of Chief Engineer, Engineering Verification Services and Business Unit Manager with TWR Engineering Worthing Technical Centre. From October 1994 to April 2001, Mr. Burns was employed by the Daewoo Motor Company with his final position being Chief Engineer, vehicle testing, prototype building and executive board member. He had under management a department of 240 people. Mr. Burns resides in the United Kingdom.

Mr. Burns is not an officer or director of any other reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

David Anthony, Member of the Board of Directors
Beginning in 2006, David Anthony has been acting as managing partner of 21 Ventures, LLC, a New York based company that provides seed and bridge capital to early stage technology ventures. Mr. Anthony also serves on the board of directors of Agent Video Intelligence, Orion Solar, BioPetroClean, Cell2Bet, Juice Wireless, Visioneered Image Systems, and VOIP Logic. He is an Adjunct Professor at the New York Academy of Sciences and also serves as entrepreneur-in-residence at the University of Alabama, Birmingham School of Business. Mr. Anthony received his MBA from The Tuck School of Business at Dartmouth College in 1989 and a BA in economics from George Washington University in 1982.

Mr. Anthony is not an officer or director of any other reporting company that files annual, quarterly or period reports with the United States Securities and Exchange Commission.

Diane Glatfelter, Secretary-Treasurer and Chief Financial Officer
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

Peter Gennuso, Vice President Corporate Strategy
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

Advisory Board

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

James Mason: Mr. Jim Mason is a career automotive engineer and strategic consultant, initially trained by General Motors. After an early career in programme management with GM Vauxhall and Leyland Trucks, Jim joined ENASA Pegaso, the Spanish national truck and bus maker, as Technical Director responsible for Advanced Technology, Product Planning and Engineering. Based in Madrid, he was intimately involved in acquisitions, such as UK truck-maker Seddon-Atkinson, and the process of privatising the Company -- which culminated in its acquisition by Iveco (Fiat Commercial Group) in 1990.  Jim returned to the UK, running his own engineering consultancy, until joining Daewoo in 1995 to head up their strategic initiative aimed at establishing a credible design and engineering centre in Europe. Since retiring from full-time employment in 2003 he has continued acting as a consultant to auto-engineering companies and to private equity businesses requiring technical due diligence for proposed acquisitions. Jim is also a Chartered Engineer (CEng.), a Fellow of the Institution of Mechanical Engineers (FIMechE), and a Member of the Society of Automotive Engineers (MSAE).

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
The Quercus Trust	10% owner	Late/1	N/A	N/A
Peter Gennuso	Director	N/A	Late/2	N/A
Abdul Mitha	Principal Executive Officer and Director	N/A	Late/1	N/A

Code of Ethics

The Board of Directors of the Company approved a code of ethics on February 10, 2007. The code of ethics as it relates to our principal officers has been posted on the Company’s website, at www.cleanpowertech.co.uk. Any security holder may write to the Company at the address set out on page 1 and request a copy of the document.

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

The Board of Directors approved a further stock option and stock award plan on April 30, 2009 (the “2009 Plan”). Under the 2009 Plan, a maximum of 4,000,000 shares of the common stock, par value $0.001 per share, may be awarded to directors, officers, employees and consultants of the Company. The duration of the 2009 Plan has been set at 10 years from the time of adoption thereof by the Board of Directors.

The Company’s 2007 Plan, 2008 Plan, and 2009 Plan (collectively the “Plans”) are to be used to maintain the ability of the Company and its subsidiaries to attract and retain highly qualified and experienced directors, officers, employees and consultants (“Participants”) and to give such Participants a continued proprietary interest in the success of the Company and its subsidiaries. Pursuant to this Plan, eligible Participants will be provided the opportunity to participate in the enhancement of stockholder value through the grants of options, stock appreciation rights, awards of free trading stock and restricted stock, bonuses and/or fees payable in stock, or any combination thereof.

The Company’s Plans are currently administered by its Principal Executive Officer, Mr. Abdul Mitha under the guidelines of the plans as detailed below:

The Administrator shall have the authority, in its discretion:

•	to determine the fair market value of the securities to be issued under these Plans;
•	to select the Participants to whom the Options and Stock Awards may be granted thereunder;
•	to determine whether and to what extent Options or Stock Awards or any combination thereof, are granted thereunder;
•	to determine the number of shares of Common Stock or equivalent units to be covered by each Option and Stock Award granted thereunder;
•	to approve forms of agreement for use under these Plans;
•
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

•	to construe and interpret the terms of this Plan and Options or Stock Awards;
•
to prescribe, amend and rescind rules and regulations relating to the Plans, including rules and regulations relating to sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;

•	to modify or amend each Option or Stock Award (subject to Section 18(c) of the Plans);
•	to authorize any person to execute on behalf of the Company any instrument or treasury order required to effect the grant of an Option or Stock Award previously granted by the Administrator; and
•	to make all other determinations deemed necessary or advisable for administering these Plans.

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

In the event that the Company is unable to pay the base salary in cash to Mr. Mitha, the Company is required to provide compensation within ninety (90) days by way of restricted shares of common stock, issued at $0.50 per share.  Mr. Mitha is entitled to receive bonus payments or incentive compensation, as outlined below, as may be determined by the Board of Directors of the Company.  Mr. Mitha is also entitled to participate in all stock option plans of the Company in effect during the term of employment. The Company shall take all action reasonably requested by the Executive to permit any cashless exercise of the options as permitted under the Company’s Stock Option Plan.

Under the terms of the Agreement, Mr. Mitha shall be entitled to receive such bonus payments or incentive compensation as may be determined at any time or from time to time by the Board of Directors of the Company (or any authorized committee thereof) in its discretion.  Such potential bonus payments and/or incentive compensation shall be considered at least annually by the Board or committee and shall relate to the following:

•	200,000 shares when the Company raises a minimum of $3,000,000 financing for the project. Should the amount raised be higher, additional shares on pro rata basis.
•	200,000 shares when formal tests of the engines for each industry application are successfully completed to the satisfaction of the first end user client in such category.
•
150,000 shares when the Company enters into Joint Venture or Collaboration Agreements with any company or companies which will help to accelerate the Company’s project or help to accelerate the revenue format.

•
100,000 share each year or pro rata thereof when the Company generates $1,000,000 in Gross Revenue during each operating year; thereafter 200,000 shares each year or pro rata thereof when the Company generates in excess of $1,000,000 and up to $5,000,000 in Gross Revenue during each operating year; and 350,000 shares each year or pro rata thereof when the Company generates $10,000,000 and up in Gross Revenue during each operating year.

The first 200,000 shares, relative to formal tests in industry applications, were earned during the fiscal year, and issued subsequent to the end of the fiscal year.

Under the terms of the Agreement, the Company has agreed to enter into a stock option agreement with Mr. Mitha, granting Mr. Mitha the option to purchase at the end of each anniversary of the Agreement 1,000,000 shares of the Company’s common stock at an exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement.   The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.  Further under the terms of the Agreement, all options issued to Mr. Mitha in accordance with the Agreement shall become immediately exercisable as to 100% of the shares of Common Stock not otherwise vested upon any termination of employment. The stock options under this contract were or are to be granted directly from Company treasury, as earned.  The first 1,000,000 options under this agreement were granted in the fiscal year.

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

On August 8, 2008, the project manager entered into a new employment agreement (the “Employment Agreement”) with the Company for a term of four (4) years.  Under the terms of the Employment Agreement, from March 1, 2009 and on each subsequent anniversary during the term of the Employment Agreement, the project manager is entitled to an annual salary increase of 10% relative to a base salary of £10,000, as well as the following performance based compensation:

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

The stock awards under this contract were or are to be issued under the Company’s stock option and stock award plans. With the achievement of the first milestone, 500,000 shares of common stock were earned under the Employment agreement in the current fiscal year, and were issued subsequent to the fiscal year end.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Abdul Mitha Principal Executive Officer	2009	533,333	-0-	110,000(1)	1,469,691(2)	-0-	-0-	-0-	2,113,024
Abdul Mitha Principal Executive Officer	2008	166,667	-0-	-0-	2,913,061(3)	-0-	-0-	2,600.000	5,679,728
Diane Glatfelter Principal Financial Officer	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Diane Glatfelter Principal Financial Officer	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Michael Burns, Secretary CPTL-UK	2009	209,160	-0-	275,000(4)	-0-	-0-	-0-	-0-	484,160
Michael Burns, Secretary CPTL-UK	2008	191,119	-0-	-0-	-0-	-0-	-0-	-0-	191,119

(1) 200,000 shares granted under performance incentive sections of employment contract, which were earned in the fiscal year, and issued subsequent to the end of the fiscal year.
(2) Reflects the valuation of 1,000,000 issued option awards on May 1, 2009 at the amount of $273,038 and the valuation of 5,000,000 granted option awards at the amount of $1,196,653 which portion are revalued each quarter until issued in blocks of 1,000,000 option awards upon the anniversary of each May 1 until fully issued in 2014.

(3) Reflects the valuation of 6,000,000 granted option awards at the fiscal year ended August 31, 2008 which amount is revalued each quarter commencing May 1, 2008 until issued in blocks of 1,000,000 upon the anniversary of the grant date until May 1, 2014.

(4) 500,000 shares granted under performance incentive sections of employment contract, which were earned in the fiscal year, and issued subsequent to the end of the fiscal year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of our latest fiscal year end August 31, 2009.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Abdul Mitha	1,000,000	Nil	5,000,000	See (1) below	See (1) below	Nil	Nil	Nil	Nil
Diane Glatfelter	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Michael Burns	Nil	Nil	Nil	Nil	Nil	Nil		4,000,000	See (2) below

(1) Mr. Mitha has the option to purchase at the end of each anniversary of his employment agreement, which commenced in May 2008, 1,000,000 shares of the Company’s common stock at an exercise price of the average 90 days trading price immediately preceding the anniversary date of the Agreement.   The options vest immediately upon issuance of the underlying agreement at each anniversary date, and the option shares shall be exercisable by Mr. Mitha within 5 years from the date of grant.

(2) Mr. Burns has the right to stock awards based on benchmarks of development more particularly described above, from which 500,000 shares were earned in the fiscal year.  We have not valued the remaining awards as they are not yet earned.  Based on the closing price of $.45of the Stock as at August 31, 2009 the awards would have had a value of $1,800,000.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Mason, Advisory Board Member	20,183	-0-	-0-	-0-	-0-	-0-	20,183
Fred Bayley, Advisory Board Member	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Other than as detailed above, we did not pay director's fees to Company Directors and Advisory Board Members by way of cash or other cash compensation for services rendered as a director in the year ended August 31, 2009.  We have no present formal plan for compensating our directors for their service in their capacity as directors, although in the future, such directors are expected to receive compensation and options to purchase shares of common stock as awarded by our board of directors or (as to future options) a compensation committee which may be established in the future.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.  The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director.  Other than as indicated in this Annual Report, no director received and/or accrued any compensation for his or her services as a director, including committee participation and/or special assignments.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of November 17, 2009, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)
Common	Doosan Babcock Energy Ltd. 11 The Boulevard, Crawley, West Sussex, U.K.	4,000,000 shares held directly	5.20%
Common	Abdul Mitha 32 Hawkwood Pl N.W. Calgary, Alberta T3G 1X6 CEO, President, Director	11,538,493 common shares of which 8,538,493(2) common shares are held directly, 2,000,000(3) common shares are held indirectly, and 1,000,000 options held directly(4)	12.24%
Common	The Quercus Trust 1835 Newport Blvd, A109–PMB 467 Costa Mesa, CA 92627	31,543,699 common shares held directly(5)	31.96%

(1) based upon 76,940,942 issued and outstanding shares of common stock as of November 17, 2009.
(2) This amount includes 1,117,464 common shares which are available for issue under the terms of a convertible loan with Mr. Mitha, as at August 31, 2009, and 200,000 shares granted according to performance incentive clauses in Mr. Mitha’s employment contract.

(3) These 2,000,000 common shares are owned by: Mr. Mitha’s wife, who owns 500,000 shares of common stock and Mr. Mitha’s son and daughter, who each own 750,000 shares of common stock.  Mr. Mitha disclaims any beneficial ownership of these shares, and therefore these 2,000,000 shares are not included in the percent of class calculation.

(4) A total of 1,000,000 stock options are presently exercisable by Mr. Mitha pursuant to his employment contract and are included in this calculation.  The options were issued on May 1, 2009, are fully vested, and expire on April 30, 2014. The exercise price is the average 90 days trading price immediately preceding May 1, 2009. A further 5,000,000 options are required to be issued to Mr. Mitha over the period of his contract or upon his termination.  While the Company does not anticipate a termination of Mr. Mitha’s contract these 5,000,000 options are not included in the calculation as they have yet been earned pursuant to the contract.

(5) Consists of up to 5,714,286 shares of common stock to be issued pursuant to a Convertible Debenture in the amount of $2,000,000, 470,725 shares of common stock issued as interest on the Convertible Debentures, 4,285,714 shares of common stock issuable upon the exercise of Class A warrants and 2,857,143 shares of common stock issuable upon the exercise of Class B warrants.  This also includes 2,222,222 shares of common stock issued as a result of a stock purchase agreement, which agreement also included warrants to purchase 1,666,667 and 1,111,111 shares of common stock at various strike prices. This includes a further 2,500,000 shares issued in respect of an amended and restated purchase agreement as of October 2, 2009 and 3,125,000 associated warrants available for purchase at various strike prices.  This includes further 3,580,247 shares of common stock issued in respect of Amendment No.1 to the amended and restated purchase agreement, and  4,481,308 associated warrants available for purchase at various strike prices. Mr. David Gelbaum, a member of our Board of Directors of the Company, is the Trustee of the Quercus Trust and has voting and dispositive power over the shares beneficially owned by the Quercus Trust. Mr. David Anthony, a member of the Board of Directors of the Company, is a consultant to the Quercus Trust.

Security Ownership of Management

The following table shows, as of November 17, 2009, the shares of Clean Power Common Stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNER	PERCENT OF CLASS(1)
Common	Abdul Mitha 32 Hawkwood Pl N.W. Calgary, Alberta T3G 1X6 CEO, President, Director	11,538,493 common shares of which 8,538,493(2) common shares are held directly, 2,000,000(3) common shares are held indirectly, and 1,000,000 options held directly(4)	12.24%
Common	Michael Burns Director	1,550,000 common shares of which 1,500,000 are held directly and 50,000(5) common shares are held indirectly	1.95%
Common	Diane Glatfelter Chief Financial Officer, Secretary-Treasurer and Director	240,000 common shares held directly	0.03%
Common	Peter J. Gennuso Vice President Corporate Strategy and Director	861,839 common shares held directly	1.08%
Common	David Anthony(6) Director	0 common shares	0.00%
Common	All Officers and Directors as a group	Common shares	15.30%

(1) based upon 76,940,942 issued and outstanding shares of common stock as of November 17, 2009
(2) This amount includes 1,117,464 common shares which are available for issue under the terms of a convertible loan with Mr. Mitha, as at August 31, 2009, and 200,000 shares granted according to performance incentive clauses in Mr. Mitha’s employment contract.

(3) These 2,000,000 common shares are owned by: Mr. Mitha’s wife, who owns 500,000 shares of common stock and Mr. Mitha’s son and daughter, who each own 750,000 shares of common stock.  Mr. Mitha disclaims any beneficial ownership of these shares, and therefore these 2,000,000 shares are not included in the percent of class calculation.

(4) A total of 1,000,000 stock options are presently exercisable by Mr. Mitha pursuant to his employment contract and are included in this calculation.  The options were issued on May 1, 2009, are fully vested, and expire on April 30, 2014. The exercise price is the average 90 days trading price immediately preceding May 1, 2009. A further 5,000,000 options are required to be issued to Mr. Mitha over the period of his contract or upon his termination.  While the Company does not anticipate a termination of Mr. Mitha’s contract these 5,000,000 options are not included in the calculation as they have yet been earned pursuant to the contract.

(5) The 50,000 common shares are owned by Mr. Burn’s wife. Mr. Burns disclaims any beneficial ownership of these shares.
(6) Mr. David Anthony is a consultant to The Quercus Trust, whose shares of common stock are included in the Quercus Trust disclosure above under the heading “Security Ownership of Certain Beneficial Owners”.

Changes in Control

None.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On July 26, 2006, CPTL-UK entered into a lease agreement with an officer of CPTL-UK to lease the office and laboratory premises for a term of three years. (see Note 6 – (a)).  Under the terms of the lease, an expense of $29,400 (£18,778.40) was charged during the year ended August 31, 2009 by an officer of CPTL-UK as rent. Upon expiration of the lease the officer agreed to continue to provide month to month use of the premises at a rate of (£1,500) per month, plus certain taxes, until such time as a long-term lease can be negotiated.

Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha, Mr. Mitha invoiced the Company $533,333 with respect to his monthly salary obligation for the twelve month period ended August 31, 2009.  During the twelve month period Mr. Mitha received payments against his accrued salary totaling $160,418, leaving $499,582 due and payable to Mr. Mitha in salary obligations as at August 31, 2009.

During the fiscal year ended August 31, 2009 Mr. Mitha advanced $508,907 (2008 -$436,060) for operations, under the terms of a convertible debenture approved September 28, 2006.  In respect of these advances, during the twelve months ended August 31, 2009 the Company recorded amortization of loan discount in the amount of $127,596  (2008 - $80,246).  Unamortized discount at August 31, 2009, which has been applied to additional paid in capital with respect to the beneficial conversion feature associated with the loan proceeds advanced to the Company during the twelve months ending August 31, 2009, totalled $118,718 (2008 - $366,134), which amount is being amortized over  the term of the note(s) or until conversion.  During the quarter ended February 28, 2009, the Company issued 850,000 shares of common stock to Mr. Mitha to retire $425,000 of the cumulative loans as at that date, including all accrued interest as at the date of settlement, at $0.50 per share, less an unamortized discount upon conversion totaling $(186,114).  As at August 31, 2009 the balance sheet reflects notes payable to Mr. Mitha of $445,690 which amount reflects convertible loans totaling $558,732, net an unamortized discount of $113,042.

Review, Approval or Ratification of Transactions With Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we do not have any independent directors.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2009 and August 31, 2008:

Services	2009	2008
Audit fees	27,000	25,000
Audit related fees	15,500	10,500
Tax fees	3,700	0
Total fees	$46,200	$35,500

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees, in addition to auditor review of the Company’s two S-1 filings during the fiscal period.

Tax fees included tax planning and various taxation matters.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Loss	F-4
Consolidated Statement of Changes in Stockholders’ Deficiency	F-5 to F-6
Consolidated Statements of Cash Flows	F-7 to F-8
Notes to the Consolidated Financial Statements	F-9 to F-36

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes there to.

Exhibits

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.1 (i)	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.1(ii)	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.2(i)	Amended and Restated Bylaws	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on January 22, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 19, 2006
10.4	2007 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Form SB-2 registration statement filed with the Securities and Exchange Commission on March 23, 2007

10.5	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
10.6	2008 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on April 17, 2008
10.7	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 28, 2008
10.8	Stock Purchase Agreement dated July 10, 2008, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.9	Promissory Note issued by the Company to The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.10	Registration Rights Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.11	Pledge Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.12	Class A Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.13	Class B Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.14	Cooperation Agreement between the Company and Voith Turbo GmbH & Co., KG dated August 5, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
10.15	Memorandum of Understanding between the Company and Farm Fresh Marketing Inc. dated December 12, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2008
10.16	Lease Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.17	Option Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.18	Lease Agreement between Mr. Andrew Leaver and Mrs. Hilary Leaver and Clean Power Technologies Limited effective November 18, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.19	Stock Purchase Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009

10.20	Form of Registration Rights Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.21	Form of Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.22	Form of Warrant issued by the Company to the Quecus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.23	Binding Letter of Intent between the Company and the University of Sussex dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.24	Assignment of Patent between the Company and the University of Sussex, Richard Stobart and Mudalige Weerasinghe dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.25	2009 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on May 19, 2008
10.26	Amendment to the Articles of Incorporation and Bylaws of the Company.	Incorporated by reference to our Definitive Schedule 14C filed with the Securities and Exchange Commission on June 8, 2009.
10.27	Option Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 13, 2009.
10.28	Lease Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 13, 2009.
10.29	Memorandum of Understanding between NewEnco, Renewable Power Systems and the Company dated September 3, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 9, 2009.
10.30	Form of Amended and Restated Stock Purchase Agreement dated October 2, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.31	Form of Registration Rights Agreement between the Company and The Quercus Trust dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.32	Form of $0.27 Warrant issued by the Company to the Quecus Trust pursuant to the Amended and Restated Stock Purchase Agreement dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.33	Form of $0.38 Warrant issued by the Company to the Quecus Trust pursuant to the Amended and Restated Stock Purchase Agreement dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.34	Amendment No.1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009.

10.35	Form of Registration Rights Agreement dated October 16, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.36	Form of $0.54 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.37	Form of $0.60 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.38	Form of $0.77 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.39	Form of $0.85 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
14.1	Code of Ethics	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on November 19, 2008.
21.1	Subsidiaries of the Registrant	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission on November 19, 2008.
22.1	Notice of majority shareholder approval to increase authorized capital and establish two series of preferred shares.	Incorporated by reference to our Definitive Schedule 14C filed on July 2, 2008.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN POWER TECHNOLOGIES INC.

Date:	November 30 , 2009	By:	/s/ Abdul Mitha
		Name:	Abdul Mitha
		Title:	President, Principal Executive Officer

Date:	November 30, 2009	By:	/s/ Diane Glatfelter
		Name:	Diane Glatfelter
		Title:	Secretary, Treasurer, Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	November 30, 2009	By:	/s/ Abdul Mitha
		Name:	Abdul Mitha
		Title:	Director

Date:	November 30, 2009	By:	/s/ Michael Burns
		Name:	Michael Burns
		Title:	Director

Date:	November 30, 2009	By:	/s/ David Gelbaum
		Name:	David Gelbaum
		Title:	Director

Date:	November 30, 2009	By:	/s/ David Anthony
		Name:	David Anthony
		Title:	Director