Form 10-Q
period 2009-11-30
CLEAN POWER TECHNOLOGIES INC.
filed 2010-01-14
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

79,440,942 common shares outstanding as of January 8, 2010
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLEAN POWER TECHNOLOGIES INC.

i

PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Cash Flows	F-4 and F-5

Notes to Unaudited Consolidated Financial Statements	F-6 to F-29

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009

(Stated in US Dollars)

(UNAUDITED)

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)
ASSETS	November 30, 2009	August 31, 2009
Current
Cash	$607,875	$29,346
Amounts Receivable - Note 4	23,503	38,637
Prepaid expense	75,580	95,100
	706,958	163,083

Plant and equipment - Note 5	886,729	831,168
Deferred financing costs, net of accumulated amortization of $130,767 and $107,705 as of November 30, 2009 and August 31, 2009, respectively	54,233	77,295
Total Assets	$1,647,920	$1,071,546

Liabilities and Stockholders' Deficiency
Current
Accounts payable and accrued liabilities	$166,472	$561,492
Accounts payable – related party	186,065	159,427
Prepaid deposit	84,000	84,000
Wages payable	-	56,098
Wages payable - related party - Note 6	649,582	499,582
Loan payable	-	84,000
Stock option liability - Note 10(ii)	519,820	718,836
Total current liabilities	1,605,939	2,163,435

Due to related party - Note 6	439,885	445,690
Secured convertible notes payable - including $62,594 accrued interest - Note 8	493,479	264,898
Embedded derivative liability - Note 8 and Note 9	1,072,449	779,193
Warrant liability - Note 8 and Note 9	874,015	1,667,173
Total Liabilities	4,485,767	5,320,389

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 79,440,942 and 72,220,695 shares issued and outstanding at November 30, 2009 and August 31, 2009, respectively.	79,441	72,221
Additional paid in capital	13,900,543	12,255,573
Accumulated other comprehensive loss	(69,464)	(58,221)
Accumulated deficit during the development stage	(16,748,367)	(16,518,416)
Total Stockholders' Deficiency	(2,837,847)	(4,248,843)
Total Liabilities and Stockholders' Deficiency	$1,647,920	$1,071,546

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended November 30,
	2009	2008	May 12, 2006 (Date of Inception) to November 30, 2009
Expense
Depreciation	$77,329	$53,673	$592,055
Office and administration	273,238	287,589	2,359,207
Organization costs	-	-	2,500
Research and development	83,324	61,123	1,379,064
Foreign exchange loss (gain)	13,018	(738)	25,261
Amortization of stock option benefits	(199,014)	20,988	519,822
Professional fees	212,536	64,934	3,045,668
Salaries and consulting fees - Note 6	421,660	352,893	7,924,646
Directors' fees	-	-	430,000
Administrator fees	-	-	258,000
(Loss) from operations	(882,091)	(840,462)	(16,536,223)

Other income and expense:
Interest expense	(257,486)	(110,303)	(1,070,952)
Derivative income (expense) – Note 8	932,688	1,976,287	987,870
Deferred financing amortization costs	(23,062)	(23,062)	(129,062)
Total other income (expense)	652,140	1,842,922	(212,144)

Net income (loss) for the period	(229,951)	1,002,460	(16,748,367)

Other comprehensive loss:
Unrealized foreign exchange on transactions	(11,243)	(9,680)	(69,464)

Comprehensive gain (loss) for the period	$(241,194)	$992,780	$(16,817,831)

Basic net (loss) per share	$(0.00)	$0.02
Diluted net (loss) per share	$(0.00)	$0.01

Weighted average number of shares - Basic	76,815,954	66,019,904
Weighted average number of shares - Diluted	76,815,954	71,734,189

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Three months ended November 30,
	2009	2008	May 12, 2006 (Date of Inception) to November 30, 2009
Cash flows from operating activities:
Net income (loss)	$(229,951)	$1,002,460	$(16,748,367)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	77,329	53,673	592,055
Change in valuation of stock option liability	(199,014)	20,988	519,822
Amortization of debt discount	204,840	64,625	679,680
Amortization of deferred financing costs	23,062	23,062	130,767
Interest accrued on debt	10,056	8,697	148,228
Interest accrued on senior convertible notes	40,000	40,000	223,111
Derivative (income) expense	(932,688)	(1,976,287)	(987,870)
Issuance of common stock for professional services	-	-	1,809,609
Issuance of common stock for director services	-	33,630	430,000
Issuance of common stock for consulting services	-	-	1,171,880
Issuance of common stock for prior period salary	-	-	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	-	-	402,000
Issuance of stock award for consulting services	-	-	13,750
Stock-based compensation	105,429	118,000	975,814
Changes in assets and liabilities:
Amounts Receivable	15,556	(41,685)	(18,679)
Prepaid expenses and other current assets	20,709	(112,126)	(66,359)
Prepaid deposit	-	83,990	84,000
Accounts payable and accrued expense	(275,385)	94,284	998,599
Net cash used in operating activities:	(1,140,057)	(586,689)	(6,783,960)

Cash flows from investing activities:
Acquisition of plant and equipment	(132,890)	(155,010)	(1,455,354)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(132,890)	(155,010)	(1,393,284)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	-	1,815,000
Proceeds from issuance of common stock	2,000,000	-	4,743,766
Proceeds from loan	-	-	84,000
Repayment of loan	(84,000)	-	(84,000)
Due to related party	(52,573)	68,289	2,285,504
Net cash provided by financing activities:	1,863,427	68,289	8,844,270

Effect of foreign exchange on transactions	(11,951)	(14,657)	(59,151)

Net increase (decrease) in cash	578,529	(688,067)	607,875
Cash at beginning of period	29,346	1,203,030	-
Cash and cash equivalents at end of period	$607,875	$514,963	$607,875

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Three months ended November 30,
	2009	2008	May 12, 2006 (Date of Inception) to November 30, 2009
Supplemental schedule of cash flows:
Cash paid during the period for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Conversion of note payable to common stock	$-	$-	$1,530,756
Total:	$-	$-	$1,530,756

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
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

The primary operations of the Company are presently undertaken by CPTL-UK. Initially, the primary focus of the Company was to develop two vehicles in order to prove their concept.  The first vehicle was to be a prototype to demonstrate the technology and the second vehicle was to be an engineered vehicle to be unveiled to the auto industry.  In November 2007, the Company decided to re-prioritize its development program.  While development on the automobiles continued, it was decided that the fastest route to market was to focus on the development of refrigeration units for grocery trucks.  The Company has further identified other applications for its technology including its use on land fill sites and is primarily working on two initiatives for its technology at this time, refrigeration units and units to be utilized at land fill sites.

Note 2                Interim Financial Statements

While the information presented in the accompanying three months to November 30, 2009 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended August 31, 2009.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 2                 Interim Financial Statements (continued)

Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2010.

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

(b)          Development Stage Company

The Company is a development stage company as defined in ASC 915.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

(c)          Continuance of Operations

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At November 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $16,748,367 since its inception, has negative working capital of $898,981 and expects to incur further losses in the development of its business. The Company is currently seeking additional financing opportunities.

(d)          Financial Instruments

Financial instruments, as defined in Accounting Standards Codification (“ASC”) 825-10-20 (pre-Codification Financial Accounting Standards (“FAS”) No. 107 Disclosures about Fair Value of Financial Instruments), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, amounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, and convertible notes payable.

We carry cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
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

As of November 30, 2009, the estimated fair value and carrying value of our secured convertible notes payable is as follows:

Senior Secured Convertible Note Payable:	Carrying Value	Fair Value
$2,000,000 face value senior secured convertible note due July 10, 2010	$(430,885)	$(2,065,551)

Derivative financial instruments, as defined in ASC 815-10-15-83 Derivatives and Hedging (pre-Codification FAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by ASC 815, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

The following table summarizes the components of derivative liabilities as of November 30, 2009:

Our financing arrangements giving rise to derivative financial instruments:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value senior secured convertible note due July 10, 2010	$(1,072,449)	$(605,000)	$(1,677,449)
$1,000,000 common stock purchase agreement dated February 10, 2009	-	(19,770)	(19,770)
$500,000 common stock purchase agreement dated October 2, 2009	-	(128,250)	(128,250)
$1,000,000 common stock purchase agreement dated October 16, 2009	-	(120,995)	(120,995)
	$(1,072,449)	$(874,015)	$(1,946,464)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 3                Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

We measure the fair value of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair value. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes Merton option valuation technique, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, and risk free rates) necessary to fair value these instruments. For complex derivative instruments, such as embedded conversion options, puts and redemption features embedded in hybrid debt instruments, we generally use the Monte Carlo Simulation valuation technique because it embodies all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended November 30, 2009:

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value senior secured convertible note due July 10, 2010	$(293,256)	$1,061,429	$768,173
$1,000,000 common stock purchase agreement dated February 10, 2009	-	(19,026)	(19,026)
$500,000 common stock purchase agreement dated October 2, 2009	-	142,313	142,313
$1,000,000 common stock purchase agreement dated October 16, 2009	-	41,228	41,228
	$(293,256)	$1,225,944	$932,688

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended November 30, 2008:

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value senior secured convertible note due July 10, 2010	$940,100	$1,036,187	$1,976,287

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments from inception through November 30, 2009:

Our financing arrangement giving rise to derivative financial instruments and the income effects:	Compound Embedded Derivative	Warrant Derivatives	Total Derivatives
$2,000,000 face value seniorsecured convertible note due July 10, 2010	$477,296	$2,164,857	$2,642,153
$1,000,000 common stock purchase agreement dated February 10, 2009	-	724,470	724,470
$500,000 common stock purchase agreement dated October 2, 2009	-	142,313	142,313
$1,000,000 common stock purchase agreement dated October 16, 2009	-	41,228	41,228
	$477,296	$3,072,868	$3,550,164

Day-one derivative losses:
$2,000,000 face value senior secured convertible note due July10, 2010			(2,541,192)
$1,000,000 common stock purchase agreement dated February 10, 2009			(21,102)
Total derivative income (expense):			$987,870

Our derivative liabilities as of November 30, 2009, our derivative gains during the quarterly period ended November 30, 2009 and our derivative income from inception through November 30, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.55 on July 10, 2008 to $0.20 on November 30, 2009. The lower stock price on November 30, 2009 had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
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

The following table summarizes the number of common shares indexed to the derivative financial instruments as of November 30, 2009:

Our financing arrangement giving rise to derivative financial instruments and indexed shares:	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
$2,000,000 face value senior secured convertible note due July 10, 2010	10,000,000	7,142,858	17,142,858
$1,000,000 common stock purchase agreement dated February 10, 2009	-	2,777,778	2,777,778
$500,000 common stock purchase agreement dated October 2, 2009		3,125,000	3,125,000
$1,000,000 common stock purchase agreement dated October 16, 2009		4,481,308	4,481,308
	10,000,000	17,526,944	27,526,944

ASC 825-20 Registration Payment Arrangements (pre-Codification FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements) provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to ASC 450-20 Loss Contingencies (pre-Codification FAS No. 5 Accounting for Contingencies), which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of November 30, 2009, our management concluded that registration payments are not probable.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 4                Amounts Receivable

Amounts receivable of $23,503 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5                Plant and Equipment

	November 30, 2009
	Cost	Accumulated Amortization	Net Book
Vehicles	$105,719	$(58,846)	$46,873
Machinery	765,025	(330,518)	434,507
Computer and office equipment	291,926	(121,741)	170,185
Leasehold improvements	312,256	(77,092)	235,164
	$1,474,926	$(588,197)	$886,729

Note 6                  Related Party Transactions

(a)
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
• •
1,000,000 shares each time when the heat recovery system for the Marine application or An Auxiliary Steam Engine for Trucks or similar engines based on the Heat recovery and/or Steam technology is developed and commercially sold to the first customer;
1,000,000 shares of common stock when the first automobile which is developed on the heat recovery system is successfully tested and verified by the E.P.A; and

•	1,000,000 shares of common stock when the first automobile heat recovery system is commercially sold.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 6                Related Party Transactions (Continued)

On July 23, 2009 the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested. As a result, under the terms of Mr. Burn’s employment agreement, an expense totaling $275,000 to stock based compensation was recorded in the prior fiscal year, and the Company issued a total of 500,000 shares of the Company’s common stock on September 24, 2009.

Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of these unearned performance-based awards as at November 30, 2009 due to the uncertainty surrounding realization of the benefit of the awards.

On February 1, 2009, the Company entered into an addendum to accelerate the annual salary increase permitted under the contract upon achieving certain development benchmarks.  As a result, starting March 1, 2009 Mr. Burn’s monthly salary was adjusted to a base of £12,100.  During the three months ended November 30, 2009, Michael Burns, the project manager who is also a member of the Board of Directors of the Company and an officer of wholly-owned subsidiary CPTL-UK was paid $59,386 (£36,300) under the terms of his employment agreement.

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

(b)
On July 26, 2006, CPTL-UK entered into a three-year lease agreement with an officer of CPTL-UK to lease the office and laboratory premises. Upon expiration of the lease the officer agreed to continue to provide month to month use of the premises at a rate of £1,647.44 per month, plus certain taxes, until such time as a long-term lease can be negotiated. During the three months ended November 30, 2009, an expense of $10,341 (£6,321) was charged as rent.

(c)
Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha, Mr. Mitha invoiced the Company $150,000 with respect to his monthly salary obligation for the three month period ended November 30, 2009. During the three month period Mr. Mitha didn’t receive any cash payments from the Company, leaving $649,582 due and payable to Mr. Mitha in salary obligations as at November 30, 2009.

On July 23, 2009, the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested.  Under the terms of Mr. Mitha’s employment contract, he is entitled to be issued 200,000 shares to be issued each time a formal test for an industry application is successful.  As a result, an expense totalling $110,000 to stock based compensation was recorded in the prior fiscal year, and the Company issued a total of 200,000 shares of the Company’s common stock on September 24, 2009.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 6                Related Party Transactions (Continued)

During the three month period ended November 30, 2009 Mr. Mitha advanced $128,093 (2008- $68,289) for operations, under the terms of a convertible debenture approved September 28, 2006. In respect of these advances, the Company did not record amortization of loan discount due to the fair value of the common stock ($0.20) is less than the exercise price ($0.50) (2008 - $32,433).  During the quarter ended November 30, 2009, the Company made cash payment to Mr. Mitha to retire $180,666 of the outstanding convertible debenture. As at November 30, 2009 the balance sheet reflects notes payable to Mr. Mitha of $439,885 which amount reflects convertible loans totaling $516,215, net an unamortized discount of $76,330.

(d)
Commencing July 2008, the Company has entered into various stock purchase and secured financing agreements with the Quercus Trust, which entity became a related party to the Company effective February 2009, upon completion of a further stock purchase agreement. Mr. David Gelbaum, the trustee of the Quercus Trust, was appointed to the Board of Directors of the Company effective October 19, 2009. The Company's Board currently consists of four members, two of which are currently affiliates of the Quercus Trust.  Presently the Quercus trust owns a total of 8,302,469 shares of the Company’s common stock and has an option to acquire a further 27,926,944 shares of the Company’s common stock at various prices, under the terms of various stock purchase and secured financing agreements. Refer to Notes 8 and 9 for additional details of all stock purchase and financing agreements.

Note 7                Commitments

(a)
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

The Company provided an additional 100,000 common shares to Doosan, which were to be used at their discretion to reward any of their employees who had helped in the development of the technologies project.  The term of the agreement was three years and it expired on October 11, 2009. Upon expiry of the agreement, all rights and obligations of the parties thereto terminate without any liabiliity of any party to any other party, provided that the confidentiality providions contained in Section 10 and non-competition provisions contained in Section 11 survive termination.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 7                Commitments (Continued)

(b)
During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which, the Company has remitted a total of £35,000 (approximately U.S. $70,000).  The agreement also provided for quarterly consulting fees of £12,000 (approximately U.S. $24,400). The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.  The Company terminated the contract on July 1, 2009.  During the three months ended November 30, 2009 the Company has remitted a total of $3,895 in respect of the balance of fees outstanding up to the date of termination.

(c)
On July 28, 2008, the Company entered into an agreement with Mr. George McLaine whereby Mr. McLaine agreed to serve as a consultant to assist the Company with introductions to transportation companies in the Province of Alberta, Canada, and abroad with a purpose of locating collaborative partners to test the Company’s heat recovery systems in trucks and trailers.  In consideration for this service, Mr. McLaine shall receive 32,000 shares of the Company’s common stock for each introduction that results in a collaboration agreement.  Further, Mr. McLaine shall receive 25,000 shares of the Company’s common stock per annum for serving as a consultant to the Company.  The contract is for a period of two (2) years and may be renewed by mutual consent.  Mr. McLaine is to also receive a 30% commission for any advance purchase orders received on the advance deposit required of 1% of the total purchase or $100 per unit ordered. 32,000 shares were issued under the Company’s 2007 Stock Option and Stock Award Plan as of September 8, 2008.  On July 28, 2009 under the terms of the agreement, Mr. McLaine reached his first service related benchmark and the Company expensed a total of $13,750 to stock based compensation in respect of an annual award of 25,000 shares of common stock.  The shares were issued on September 24, 2009.

(d)
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

(e)
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

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 7                Commitments (Continued)

•	100,000 shares of the Company’s common stock upon establishing a UK consultancy firm and generating £100,000 in gross revenue.

The Company issued a total of 200,000 shares in respect of the above agreement under its 2007 Stock Option and Award Plan as to 100,000 shares on January 9, 2009 and 100,000 shares on March 3, 2009, respectively.  On July 23, 2009 the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested.  As a result, under the terms of Mr. Cucinotta’s employment agreement, whereby he is entitled to receive 100,000 shares of the Company’s common stock on completion of the first complete system in test cell, the Company reserved 100,000 shares of the Company’s common stock and recorded an expense totalling $55,000 to stock based compensation during the fourth quarter of the current fiscal year.  The shares were issued on September 24, 2009.

Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of the unearned performance-based awards as at November 30, 2009 due to the uncertainty surrounding realization of the benefit of the awards.

(f)
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

(g)
During the three month ended November 30, 2009 and prior, the Company’s wholly-owned subsidiary CPTL-UK entered into various employment contracts which call for a total of 5,150,000 shares of the Company’s common stock to be issued as stock awards upon completion of certain technology development benchmarks.  On July 23, 2009, the first of these benchmarks was reached and the Company has recorded a stock based compensation expense totalling $330,000 as it relates to the issuance of 600,000 common shares. Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of the remaining unearned performance-based awards as at November 30, 2009.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the remaining awards. Additionally, under the above noted contracts the Company agreed to certain service based awards which shall be earned annually.  In total the Company granted 500,000 service-based awards, in respect of which the Company has recognized a stock-based compensation expense.  Refer to Note 9 (ii) – Restricted Stock Awards for additional details.

(h)
Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,771 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the three months ended November 30 2009, the Company paid total $6,135 (£3,750) plus applicable taxes.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 7                Commitments (Continued)

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$ 18,578
2011	24,771
2012	24,771
2013	24,771
2014	4,129
Total:	$ 97,020

(i)
On November 18, 2008 CPTL–UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease called for monthly rent in the amount of $2,034 (£1,250) plus applicable taxes and expired May 17, 2009.  The lease was renewed subsequent to the quarter for a term of 12 months, expiring in May, 2010.   During the three months ended November 30, 2009, the Company paid total $6,135 (£3,750) plus applicable taxes and utilities. The lease payments for each of the two succeeding fiscal years are as follows:

2010	$ 12,386
Total:	$ 12,386

(j)
Effective February 1, 2009 the Company entered into a six (6) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $26,416 (£16,000) plus taxes and expenses, payable monthly in advance, commencing January 30, 2009.  Concurrently the Company entered into an option to purchase the aforementioned property during the period April 30, 2014 through January 29, 2015, for a purchase price of £230,000. During the three months ended November 30, 2009, the Company paid total $6,544 (£3999.99) plus applicable taxes. The lease payments for each of the five succeeding fiscal years are as follows:

2010	$ 19,817
2011	26,422
2012	26,422
2013	26,422
After 2013	37,432
Total:	$ 136,515

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 7                Commitments (Continued)

(k)
On March 12, 2009 and May 5, 2009 the Company entered into two agreements with Gersten Savage LLP, the Company’s attorneys, in connection with the filing and prosecution of certain foreign patent applications with respect to the Unitary Engine and Reservoir Engine Inventions as well as additional refrigeration types; and, prosecution and filing of additional United States applications for the Reefer Control System, In-line Automotive Auxiliary Power System and Land-fill/Waste Heat Auxiliary Power Generation System.  Under the terms of the retainer agreements, the Company agreed to pay fixed fees as follows:

▪
$810,000 worth of the Company’s restricted common shares with a deemed value of $0.375 per share. The Company issued a total of 2,160,000 shares in full and final settlement of this provision and a total of  $1,176,000, [$600,000 as to 1,200,000 common shares with a market value of $0.50 on the date of the agreement, and $576,000 as to 960,000 common shares with a market value of $0.60 on the date of the agreement], has been expensed in respect of the issuance of these shares on the Company’s income statement during the fiscal year 2009;

▪
$450,000 in cash payments due under the March 12, 2009 agreement and $240,000 in cash payments due under the May 5, 2009 retainer agreement for a total of $690,000 in cash payments, which amount is payable as follows: $35,000 and $10,000, respectively, due  upon signing of the individual retainer agreements; $15,000 per month commencing 120 days from March 12, 2009 and $7,500 per month commencing 120 days from May 5, 2009 until such time as the balance of the required cash amounts are settled in full.  During the three months ended November 30, 2009 the Company paid $45,000 in full in respect of the two retainer agreements;

▪
During the three months ended November 30, 2009, the Company accrued totaling $110,000 expense under the March 12, 2009 agreement and under the May 5, 2009 agreement. During the quarter, the Company didn’t make any cash payments.

▪
During the three months ended November 30, 2009, Gersten Savage LLP invoiced the Company legal services fee related to general corporate matters for a total of $65,444. Gersten Savage LLP received payments against its outstanding fees totaling $85,000, leaving $94,871 due and payable to Gersten Savage LLP as at November 30, 2009.

▪
Under the terms of the retainer agreements the Company further agrees to grant piggyback registration  and/or S-8 rights and shall include the Designees’ shares of restricted common stock in its next registration statement.

(l)
On June 29, 2009 the Company entered into a five (5) year lease for additional office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,771 (£15,000) payable quarterly commencing June 2009.   Concurrently the Company entered into an option to purchase the aforementioned property, exercisable June 2009 through December 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the three months ended November 30 2009, the Company paid total $6,135 (£3,750) plus applicable taxes.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 7                Commitments (Continued)

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$18,578
2011	24,771
2012	24,771
2013	24,771
2014	20,643
Total:	$113,534

(m)
On July 17, 2009, the Company entered into a four months loan agreement (the “Note”) with an unrelated third party for the amount $84,000. The loan had an interest rate of 1% per month, payable in advance for the duration of the Note and deducted from the proceeds of the Note on funding. The Note was paid in full on November 10, 2009.

Note 8                Senior Secured Convertible Note Financing

Senior Secured Convertible Note consists of the following financing as of November 30, 2009:

Carrying Value
8% face value $2,000,000 senior secured convertible note issued July 10, 2008 and due on July 10, 2010	$(430,885)

On July 10, 2008 we entered into a financing arrangement with The Quercus Trust.  The financing arrangement involved the issuance of a $2,000,000 of 8.0% senior secured convertible note payable, due July 10, 2010 plus warrants to purchase 4,285,715 (Class A Warrants) and 2,857,143 (Class B Warrants) shares of our common stock with strike prices of $0.60 and $0.80, respectively, for a period of five years from the date of issuance. The senior secured convertible note is convertible into our common shares based upon a fixed conversion price of $0.35 but is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than the conversion price. The holder has the option to redeem the senior secured convertible note for cash in the event of defaults and certain other contingent events, including a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.0% for defaults under this provision.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
(Stated in U.S. Dollars)
(Unaudited)

Note 8                Senior Secured Convertible Note Financing (Continued)

We received net proceeds of $1,815,000 from the July 10, 2008 financing arrangement. Incremental, direct financing costs of $185,000 (including placement agent warrants valued at $221,588 using the Black-Scholes Merton valuation technique) are included in deferred financing costs and are subject to amortization using the effective method. Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $130,767.

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

We estimated the fair value of the compound derivative on the inception dates, and subsequently, using the Monte Carlo Simulation valuation technique, because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex compound derivative instruments. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes Merton valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

The following tabular presentation sets forth the derivative fair values as of the inception date of the financing transaction, November 30, 2008 and November 30, 2009:

	Compound Embedded Derivatives	Warrant Derivative	Total Derivatives
Inception date (July 10, 2008)	$(1,549,746)	$(2,769,857)	$(4,319,603)
November 30, 2008	$(992,902)	$(2,335,813)	$(3,328,715)
November 30, 2009	$(1,072,449)	$(605,000)	$(1,667,449)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date of the financing are illustrated in the following tables:
Compound Embedded Derivative
$2,000,000 face value senior secured convertible note due July 10, 2010
Conversion price	$0.35
Volatility	78.96%
Equivalent term (years)	1.82
Credit-risk adjusted yield	8.50%
Interest-risk adjusted rate	9.48%
Dividends	-

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 8                 Senior Secured Convertible Note Financing (Continued)

	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.60	$0.80
Volatility	98.83%	98.83%
Term (years)	5.00	5.00
Risk-free rate	3.10%	3.10%
Dividends	-	-

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of November 30, 2009 and August 31, 2009, respectively, are illustrated in the following tables:

Compound Embedded Derivative	November 30, 2009	August 31, 2009
$2,000,000 face value senior secured convertible note due July 10, 2010:
Conversion price (1)	$0.20	$0.35
Volatility	200.13%	63.88%
Equivalent term (years)	0.60	0.855
Credit-risk adjusted yield	7.95%	9.28%
Interest-risk adjusted rate	8.00%	7.14%
Dividends	-	-
(1) Due to full-ratchet anti-dilution provisions in the convertible note agreement, the conversion price decreased from $0.35 to $0.20 on October 2, 2009 when we entered into a financing with a price of $.20.

	November 30, 2009		August 31, 2009
	Class A Warrant Derivative	Class B Warrant Derivative	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price (1)	$0.35	$0.35	$0.45	$0.45
Volatility	98.45%	98.45%	88.39%	88.39%
Term (years)	3.61	3.61	3.86	3.86
Risk-free rate	2.01%	2.01%	2.39%	2.39%
Dividends	--	--	--	--
(1)  The strike prices of the Class A and Class B Warrants were reduced from their contractual strike prices of $0.60 and $0.80, respectively, because the warrant agreements contain down-round protection features and we subsequently issued warrants with a lower strike price. According to the terms of the warrant agreements, the adjustment to the strike price related to down-round protection features cannot be reduced lower than $.35.

Note 9                Common Stock Purchase Agreement

On February 10, 2009 we entered into a stock purchase agreement with The Quercus Trust which provided for the purchase of shares of Common Stock in two tranches.  The first tranche occurred on February 10, 2009 in which 2,222,222 shares of Common Stock were sold for gross proceeds of $1,000,000 at a price of $0.45 per share plus warrants to purchase 1,666,667 (Investor Series A Warrants) and 1,111,111 (Investor Series B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively, for a period of one year from the date of issuance.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 9                Common Stock Purchase Agreement (Continued)

The second tranche was to occur upon the achievement of certain technological milestones at a purchase price of $0.45 per share for an aggregate amount of $2,000,000.

In connection with the February 10, 2009 financing, the placement agent received warrants to purchase 133,333 (Agent Series A Warrants) and 88,889 (Agent Series B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively, for a period of one year from the date of issuance. We received gross proceeds of $1,000,000 from the investors. Incremental, direct financing costs (placement agent warrants valued at $55,129) were allocated to the common stock and warrants based on their relative fair values in accordance with ASC 470-20-25-2 Debt Instruments with Detachable Warrants (pre-Codification Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants). In connection with our accounting for the Common Stock Purchase Agreement we recorded a day-one derivative loss related to the portion of the placement agent costs that were allocated to the warrants.

The following table illustrates how the proceeds arising from the stock purchase agreement were allocated on the inception date:

Classification	Allocation
Day-one derivative loss	$(21,103)
Common Stock (par value)	2,222
Paid-in Capital (Common Stock)	274,641
Derivative Liabilities (Warrants)	744,240
Proceeds	$1,000,000

In our evaluation of the purchase transaction, we concluded that the Common Stock issued met equity classification. There were no terms and conditions associated with the Common Stock that warranted classification outside of stockholders’ equity pursuant to either ASC 480-10 Distinguishing Liabilities from Equity (pre-Codification FAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity) or ASC 480-10-S99-3A SEC Staff Announcement: Classification and Measurement of Redeemable Securities (pre-Codification Emerging Issues Task Force Consensus No. D-98 Classification and Measurement of Redeemable Securities). However, the investor warrants and agent warrants did not meet the conditions for equity classification. The warrant contracts embody a provision that resulted in the warrants falling within the scope of ASC 480-10. Although the redemption event is conditional in nature, the standards require liability classification as a written put warrant under ASC 480-10 and must be recorded at fair value each reporting period.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of November 30, 2009 and August 31, 2009, respectively, are illustrated in the following tables:

	November 30, 2009		August 31, 2009
	Series A Warrant Derivative	Series B Warrant Derivative	Series A Warrant Derivative	Series B Warrant Derivative
Warrants to purchase common stock:
Strike price	$0.45	$0.45	$0.60	$0.85
Volatility	185.73%	185.73%	38.45%	38.45%
Term (years)	0.20	0.20	0.45	0.45
Risk-free rate	0.06%	0.06%	0.24%	0.24%
Dividends	--	--	--	--

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 9                Common Stock Purchase Agreement (Continued)

On October 2, 2009, we amended the stock purchase agreement to provide for (i) the initial purchase of 2,500,000 shares of our common stock at a price of $0.20 per share plus the issuance of warrants to purchase 1,875,000 shares of common stock at $0.27 and 1,250,000 warrants to purchase common stock at $0.38 to take place on October 2, 2009 and (ii) the purchase and sale of an additional 1,111,111 shares of common stock at $0.45 upon the attainment of certain technological milestones and (iii) the purchase and sale of 2,469,136 shares of common stock at a purchase price of $0.405 plus the issuance of warrants to purchase 1,857,852 shares of common stock  with a strike price of $0.54 and 1,234,568 warrants to purchase common stock with a strike price of $0.77 upon the acceptance of a fifth member of the Company’s Board of Directors.  The technological milestone and board member acceptance both took place on October 16, 2009 at which time the stock purchase agreement was amended a second time to include the issuance of additional warrants indexed to 833,333 shares of common stock with a strike price of $0.60 and warrants indexed to 555,555 shares of common stock with a strike price of $0.85.  The warrants issued on October 2, 2009 and October 16, 2009 each had a one year term.  The exercise prices are subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the stated exercise price, the warrant exercise price adjusts to a lower amount based on the following formula: the amount received for the new share of common stock, multiplied by a fraction, the numerator which is the stated exercise price and the denominator which is the purchase price per share paid by the purchaser for the common stock related to the warrants, provided that the exercise price may not be adjusted to lower than $0.16 or $0.21 for the 1,875,000 and 1,250,000 warrants issued on October 2, 2009, respectively and $0.45 for the warrants issued on October 16, 2009.

In our evaluation of the October 2009 purchase transactions, we concluded that the there were no terms or conditions associated with the Common stock that warranted classification outside of stockholder’s equity. The investor warrants issued in the October 2009 transactions contained a conditional redemption provision which resulted in the warrants falling within the scope of ASC 480-10 and liability classification was required.  The following table illustrates how the proceeds arising from the October 2009 amended stock purchase agreements were allocated on the inception date:

Classification	October 2, 2009 Allocation	October 16, 2009 Allocation
Common Stock (par value)	$229	$1,338
Paid-in Capital (Common Stock)	229,208	1,336,439
Derivative Liabilities (Warrants)	270,563	162,223
Proceeds	$500,000	$1,500,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) of the warrants issued in the October 2, 2009 transaction as of their inception dates and November 30, 2009 are illustrated in the following tables:

	October 2 ,2009		November 30, 2009
Warrants to purchase common stock:
Common shares indexed	1,875,000	1,250,000	1,875,000	1,250,000
Strike price	$0.27	$0.38	$0.27	$0.38
Volatility	108.06%	108.06%	135.11%	135.11%
Term (years)	1.00	0.84	1.00	0.84
Risk-free rate	0.37%	0.37%	0.27%	0.27%
Dividends	--	--	--	--

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 9                Common Stock Purchase Agreement (Continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) of the warrants issued in the October 16, 2009 transaction as of their inception dates and November 30, 2009 are illustrated in the following tables:

	October 16 ,2009
Warrants to purchase common stock:
Common shares indexed	1,857,852	833,333	1,234,568	555,555
Adjusted strike price (a)	$0.45	$0.45	$0.45	$0.45
Volatility	123.54%	123.54%	123.54%	123.54%
Term (years)	1.00	1.00	1.00	1.00
Risk-free rate	0.36%	0.36%	0.36%	0.36%
Dividends	--	--	--	--

	November 30 ,2009
Warrants to purchase common stock:
Common shares indexed	1,857,852	833,333	1,234,568	555,555
Adjusted strike price (a)	$0.45	$0.45	$0.45	$0.45
Volatility	132.04%	132.04%	132.04%	132.04%
Term (years)	.88	.88	.88	.88
Risk-free rate	0.27%	0.27%	0.27%	0.27%
Dividends	--	--
(a) Due to down-round protection features in the warrant agreements, the exercise price adjustment floor of $0.45 was used to calculate the fair value of the warrants.

ASC 820-10-55-62 Fair Value Measurements and Disclosures (pre Codification FAS No. 157 Fair Value Measurements) provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of November 30, 2009 is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Compound Embedded Derivative	Warrant Derivative		Total
Beginning balance, August 31, 2009	$(779,193)		$(1,667,173)	$(2,446,366)
Total (gains) or losses included in earnings	(293,256)		1,225,944	932,688
Issuances:
Warrants issued in conjunction with October 2, 2009 common stock purchase agreement			(270,563)	(270,563)
Warrants issued in conjunction with October 16, 2009 common stock purchase agreement			(162,223)	(162,223)
Ending balance, November 30, 2009	$(1,072,449)	$	(874,015)	$(1,946,464)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 10              Common Stock

(a)	During the three months ended November 30, 2009, the Company issued shares of common stock as follows:

(i)	300,000 shares to employees and consultant as compensation for services rendered.

(ii)	15,000 shares to employees under a Stock Option and Award Plan as compensation for services rendered.

(iii)	825,000 shares, which had been previously reserved for issuance, as described above in Note 6 (a) & (c) and Note 7 (c) & (e) to the consolidated notes to the financial statements,

(iv)	6,080,247 shares in respect of a common stock purchase agreement. Refer to Note 9 – Stock Purchase Agreement, above.

(b)	Stock-based compensation:

(i)	Executive stock options

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
	6,000,000

For financial reporting purposes, the Company has relied on the guidance provided in ASC 718 and has valued the options over 1,2,3,4,5 and 6 years at inception (May 1, 2008) applying variable accounting. The fair value of the shares will be recalculated at each reporting date using an exercise price of the preceding 90 days applying Volume Weighted Average Pricing (VWAP). The value attributable to the vested portion of each tranche will be amortized over its requisite period, with a final value being calculated on the grant date for each tranche applying the 90 day VWAP immediately preceding the actual date of grant.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 10              Common Stock (Continued)

(b)	Stock-based compensation (continued):

                           (i) Executive stock options (continued)

Additionally, we have not applied a forfeiture rate to these shares as under the terms of the Agreement the shares are guaranteed to become fully vested.

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	Term (years)	Volatility	Value
$0.55	$0.548	2.34%	5/1/2008	5/1/2014	2.4260	82.83%	$0.27
$0.20	$0.365	2.01%	5/1/2008	5/1/2015	2.6726	100.10%	$0.09
$0.20	$0.365	2.01%	5/1/2008	5/1/2016	3.1571	100.10%	$0.10
$0.20	$0.365	2.01%	5/1/2008	5/1/2017	3.6589	100.10%	$0.11
$0.20	$0.365	2.01%	5/1/2008	5/1/2018	4.1521	100.10%	$0.12
$0.20	$0.365	2.01%	5/1/2008	5/1/2019	4.6452	100.10%	$0.13

The fair value of the vested portion of options granted during the fiscal year ended August 31, 2009 totals $718,836 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The fair value of the vested portion of options during the three month period ended November 30, 2009 totals negative $199,016 which amount has also been expensed and recorded as a current liability on the Company’s balance sheet. The following table summarizes details of the vesting schedule and associated fair value calculations:

Option Grant date	Option Qty	Fair Market Value as at November 30, 2009 ($)	Amortization Term (months)	Amortized value as at November 30, 2009 ($)
May 1, 2009	1,000,000	273,038	12	273,038
May 1, 2010	1,000,000	94,027	24	74,438
May 1, 2011	1,000,000	104,237	36	55,014
May 1, 2012	1,000,000	113,487	48	44,922
May 1, 2013	1,000,000	121,493	60	38,473
May 1, 2104	1,000,000	128,599	72	33,935
	6,000,000	834,881		519,820

(ii)	Restricted stock awards

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 10                 Common Stock (Continued)

(b)	Stock-based compensation (continued):

                          (ii) Restricted stock awards (continued)

On September 24, 2009 the Company issued fully vested stock awards totaling 300,000 shares to employees and consultants under its available Stock Option and Award plans as compensation for services rendered.  The shares were valued at the closing price of the Company’s common stock on the respective issue dates for a total of $90,000. The amount has been expensed during the respective periods.

Under ASC 718, restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.  During the three months ended November 30, 2009 the Company has granted 50,000 stock awards under its available Stock Option and Stock Award Plans to certain employees which are subject to certain service conditions, including term of employment.  235,000 stock awards remain unvested as at November 30, 2009.   In respect of these awards, the Company has recognized a stock-based expense of $15,429 with respect to the vested portion at November 30, 2009, and unrecognized compensation expense totaling $66,518 is expected to be recognized over fiscal 2010, 2011 and 2012 as to $36,275, $23,760 and $6,483, respectively.

The following table summarizes information on the Company’s restricted stock awards.

	Number	Weighted Average Grant Date Fair Value

Unvested, at August 31, 2009	200,000	$0.53
Granted	50,000	$0.45
Vested	15,000
Forfeited	-
Unvested, end of November 30, 2009	235,000	$0.51

Note 11              Warrants

The Company had outstanding warrants to purchase 18,320,594 and 10,714,286 shares of its common stock at November 30, 2009 and August 31, 2009, respectively, at prices ranging from $0.27 to $0.45 per share. Refer to Notes 8 and 9 above for details on adjustments to warrant pricing.

The following schedule shows the warrants outstanding and changes made during the three month period ended November 30, 2009:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 11              Warrants (continued)

	Number	Weighted Average Exercise Price
Warrants outstanding, August 31, 2009	10,714,286	$0.70
Changes during the three month period ended November 30, 2009
Granted	7,606,308	$0.51
Exercised	-	-
Expired	-	-
Warrants outstanding, November 30, 2009	18,320,594	$0.62

Warrants outstanding at November 30, 2009 expire as follow:

Year	Number of Shares
2010	10,606,308
2013	7,714,286

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-03 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
November 30, 2009
 (Stated in U.S. Dollars)
(Unaudited)

Note 13              Other

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

Note 14              Subsequent events

On December 1, 2009 the Company was required to issue 15,000 shares to an employee as compensation for services rendered pursuant to his contract.   As of the date of this report the shares have not been issued but will be issued during January 2010.

On December 1, 2009 the Company’s wholly-owned subsidiary CPTL-UK entered into an employment contract where under the employee is entitled to receive a total of 50,000 service-based awards which are granted over a five year period on the anniversary date of the contract.  In respect of these awards, the Company will recognize a stock based award benefit in the second quarter of the fiscal year ended August 31, 2010.

On December 15, 2009 the Company entered into amendments to various employment contracts with the employees of the Company’s wholly-owned subsidiary, CPTL-UK, where under the terms of certain performance-based award benchmarks denoted in the contracts were unanimously amended from being granted upon “the sale of the first refrigeration based system” to “when 20 landfill systems are field tested (and the system is proven and is ready for commercialization) and an additional 10 engines to be built for future projects” in order to properly reflect the Company’s current commercialization focus.  There were no changes to the amount of awards granted to any individual employee upon achieving this performance based benchmark.

The Company has evaluated subsequent events from the balance sheet date through January 11, 2010 and determined there are no events to be disclosed.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

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

Background

Clean Power Technologies Inc. was incorporated in the State of Nevada, United States of America on October 30, 2003. We presently have two subsidiaries, Clean Energy and Power Solutions Inc. (“CEPS”), also a Nevada company, and Clean Power Technologies Limited, (“CPTL”), based in, and incorporated under the laws of the United Kingdom.  CEPS is a wholly- owned subsidiary of the Company, and CPTL is 100% owned by CEPS.  We presently undertake all of our business operations indirectly through our U.K. subsidiary, CPTL which are presently focused on the research, development and commercialization of our core technology, power generation from heat recovery.   Our fiscal year end is August 31.

The Company’s proprietary technology significantly increases fuel efficiency and reduces pollution through its Clean Energy Separation and Recovery (“CESAR”) system.  CESAR recovers the waste heat energy in an internal combustion engine exhaust (soem 36% of the fuel energy supplied to the engine) to generate steam which is used to power a modern steam engine which in turn produces electrical power.   In the landfill application CESAR will produce electricity from a generator exhaust operating on methane gas from decaying landfill waste.  Electricity generated will augment the power already created from the main landfill generator and be fed into the national electricity grid.  In addition to the landfill application CPTL is currently developing a further CESAR application to produce electricity from waste organic matter.

In the reefer application CESAR will produce electricity from a diesel truck exhaust. The electricity generated will be used to power Transport Refrigeration Units (TRUs) which keep refrigerated trailers cold. The objective is for the CESAR system to provide all of the energy required by the refrigeration system, thus eliminating the currently used separate diesel engine, the fuel consumed, and the emissions created by it.

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

Operational Update and Plan

Since the achievement of the successful benchmark tests in July 2009, continuing development work at our primary test cell in Newhaven through the end of the current quarter has seen further increases in power output from the CESAR system, with maximum outputs of over 20Kw electrical power achieved. Continual refinement of the heat exchanger design has taken place with incorporation of high technology materials and design features aimed at improving the efficiency and durability of the system.

With respect to our landfill energy application of the CESAR technology, working with our landfill energy partner NewEnCo, we have selected a ‘Jenbacher’ generator unit, operating at their Finmere, Oxfordshire site for installation of the first CESAR landfill system. A site survey has been carried out, and we have completed the design work for the specific application on this engine, which is operating at 500 KW output.  Manufacture of the complete system is now under way at the Newhaven facility; the first installation work will commence before the end of 2009 with full commission of the unit expected by March 2010.

As a further enhancement to our supply chain in this quarter, as we progress through the advance prototype and production unit stages of development, an agreement has been made between the Company and Voith Gmbh, suppliers of the steam expander unit. Voith has undertaken to supply CPTI with 12 steam expander units, together with spares support, for the CESAR units produced in the first half of 2010. A production area has now been established at the Newhaven facility to allow pilot production of the CESAR units to commence. Supplier development has commenced to identify the most suitable high value component supply route whilst maintaining quality and protecting IP.  Additionally, significant commercialisation contacts have been made, including OEM engine manufacturers, who have expressed interest in our technology for vehicle and generator set installations.

During the next quarter, the main focus of activity will centre on commissioning and trials of the landfill unit, with the target being to achieve industry standard of 92% operational reliability after 3 months of running. Production and supplier development will continue, as will design refinement and cost/weight reduction.  Our first commercially operating unit is expected to be in place in the second quarter of this fiscal year.

Development of the truck mounted unit (Reefer) application will continue with updating of the unit fitted to the Frieghtliner truck at Newhaven and the commencement of testing. Dialogue with regulatory bodies and prospective fleet operators in the US has already started, and will develop with the aim of providing a demonstration vehicle in the third quarter of this fiscal year.

The Biomass application will be developed using existing wood chip burning technologies, enhanced to provide heat for the CESAR system to enable the production of electrical power, as well as hot water. The target is for the first trial system to be commissioned by the end of the third quarter of the current fiscal year.

Liquidity / Capital Resources

Through to the end of our most recent fiscal year ending August 31, 2009, we have funded development efforts and working capital through offerings of convertible debentures and common stock, as well as by stockholder loans from a director and executive officer of the Company, and certain third party loans.

As at November 30, 2009, we had a cash balance of $607,875, as compared to a cash balance of $29,346 as at August 31, 2009.  The net increase in cash during the quarter was as a result of the sale of our common stock, for total gross proceeds of $2,000,000.  Our cash during the quarter was most significantly utilized to: effect a decrease in the net balance of our accounts payable and accrued liabilities to $166,472 from $561,492 as at August 31, 2009; reduce wages payable to $nil from $56,098 as at August 31, 2009; increase the net value of plant and equipment assets to $886,729 from $831,168 as a result of additional capital asset acquisitions totalling $132,890, and; retire a loan payable of $84,000.  Furthermore, most significantly during the quarter, salaries and consulting fees increased from $352,893 (2008) to $421,660 as a result of new hires by the Company wholly owned subsidiary, and a year over year base-salary increase to the Company’s  chief executive officer; research and development costs increased from $61,123 to $83,324, and professional fees increased from $64,934 to $212,536 as a result of costs incurred from US legal counsel.

Of note also is an increase in wages payable to a related party from $499,582 to $649,582 during the quarter, as well as an increase of accounts payable – related party to $186,065 from $159,427.

Based on our overhead requirements and additional cash required to implement our development plan through the current fiscal year, we anticipate requiring additional capital by February 2010.  Our current estimate is a requirement for $1,600,000 in February, 2010, a further $960,000 in April, followed by $1,600,000 in June of 2010.

While the company will have sufficient capital to continue operations for the next three months, in order to continue funding our development efforts and operational requirements thereafter, we will be required to raise additional required capital by way of equity or stockholder loans. These efforts are already underway, however, there can be no assurance that the Company will be able to raise these required funds. If the Company cannot raise the required funds then operations may be reduced or cease.

Results of Operations

Fundamental demand for our products and technology is expected to continue to grow, based on our providing a solution with expected rapid payback periods, and that provides effective reduction in fuel costs and engine emissions from existing fossil fuel engines, as well as enhancing electrical generation / output efficiency of fixed generation systems including landfill and biomass applications.

With additional funding as outlined above, and based upon the successful further testing and subsequent commercialization of existing prototypes, the Company anticipates first revenue to occur in April of 2010.

The Company has had no revenues for the period from inception to November 30, 2009.  The Company reported a loss from its operations totaling $882,091 as compared to a loss from operations totaling $840,462 (2008) over the 3 month period.   Within the current quarter, certain expenses increased compared to the previous fiscal year period as noted above, while amortization of stock option benefits changed from $20,988 in the quarter ending in November 2008 to $(199,014) in the current quarter, and salaries and consulting fees dropped from $470,893 to $421,660.  The net loss for the current period was $229,951, compared to a net income of $1,002,460, which was largely as a result of the difference in quarterly revaluation of its derivative financial instruments, as detailed in the notes to the financial statements.

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

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of November 30, 2009.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                                LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings and is not aware of any pending legal proceedings as of the date of this Form 10-Q.

ITEM 1A.                             RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

 ITEM 2.                               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as identified below, there were no other unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Current Report on Form 8-K.  There were no underwriting discounts or commissions paid in connection with the sale of the identified securities.

Name & Address	Number of Shares Issued	Reason for Issuance
Marco Cucinotta 127 Broomfield Avenue Worthing Sussex, England BN14 7SF	200,000 shares of common stock	Stock Award pursuant to a consulting agreement.
Abdul Mitha 32 Hawkwood Place NW Calgary, Alberta T3G 1X6 Canada	200,000 shares of common stock	Stock Award pursuant to an employment agreement.
Michael Roberts 2 Almond Close Guilford, Surrey GUI 1NN	100,000 shares of common stock	Stock Award pursuant to a consulting agreement.
Michael Burns Dunedin, 16, Corsica Road, Seaford, East Sussex, BN25 1BD, UK.	500,000 shares of common stock	Stock award pursuant to an employment agreement
James Mason Unit 7W E-Plan Industrial Estate New Road, Newhaven East Sussex, UK BN9 0EX	100,000 shares of common stock	Stock award pursuant to a consulting agreement

Gareth Storoszko Unit 7W E-Plan Industrial Estate New Road, Newhaven East Sussex, UK BN9 0EX	15,000 shares of common stock	Stock award pursuant to a consulting agreement
George McLaine 10723 Maplebend Dr SE Calgary, AB T2J 1X3	25,000 shares of common stock	Stock award pursuant to a consulting agreement

All of the shares above were issued under the Regulation S exemption in compliance with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchasers was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchasers was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration; and d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising.  The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.                                DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company’s security holders for a vote during the three month period ended November 30, 2009 covered by this report.

ITEM 5.                                OTHER INFORMATION

None.

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

CLEAN POWER TECHNOLOGIES INC.

Date:	January 13, 2010	By:	/s/ Abdul Mitha
		Name:	Abdul Mitha
		Title:	President, Principal Executive Officer

Date:	January 13, 2010	By:	/s/ Diane Glatfelter
		Name:	Diane Glatfelter
		Title:	Secretary, Treasurer, Principal Financial Officer