Form 10-Q
period 2010-02-28
CLEAN POWER TECHNOLOGIES INC.
filed 2010-04-19
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

79,605,942 common shares outstanding as of April 19, 2010
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLEAN POWER TECHNOLOGIES INC.

i

           PART I

ITEM 1.                                FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended February 28, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page
Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Cash Flows	F-4 to F-5

Notes to Unaudited Consolidated Financial Statements	F-6 to F-33

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010

(Stated in US Dollars)

(UNAUDITED)

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)

ASSETS	February 28, 2010	August 31, 2009
Current
Cash	$66,881	$29,346
Amounts Receivable	55,506	38,637
Prepaid expense	41,873	95,100
	164,260	163,083

Plant and equipment	921,914	831,168
Deferred financing costs, net of accumulated amortization of $153,575 and $107,705 as of February 28, 2010 and August 31, 2009, respectively	31,425	77,295
Total Assets	$1,117,599	$1,071,546

Liabilities and Stockholders' Deficiency
Current
Accounts payable and accrued liabilities	$321,867	$561,492
Accounts payable – related party	339,616	159,427
Prepaid deposit	84,000	84,000
Wages payable	-	56,098
Wages payable - related party	799,582	499,582
Loan payable	-	84,000
Stock option liability	512,051	718,836
Total current liabilities	2,057,116	2,163,435

Due to related party	528,384	445,690
Secured convertible notes payable - including $102,594 accrued interest	868,828	264,898
Embedded derivative liability	333,870	779,193
Warrant liability	593,036	1,667,173
Total Liabilities	4,381,234	5,320,389

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 79,580,942 and 72,220,695 shares issued and outstanding at February 28, 2010 and August 31, 2009, respectively.	79,581	72,221
Additional paid in capital	13,943,288	12,255,573
Accumulated other comprehensive loss	(78,173)	(58,221)
Accumulated deficit during the development stage	(17,208,331)	(16,518,416)
Total Stockholders' Deficiency	(3,263,635)	(4,248,843)
Total Liabilities and Stockholders' Deficiency	$1,117,599	$1,071,546

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended February 28,		Six months ended February 28,		May 12, 2006 (Date of Inception) to February 28,
Expense	2010	2009	2010	2009	2010
Depreciation	$80,829	$55,340	$158,158	$109,013	$672,884
Office and administration	212,331	281,368	485,573	450,958	2,571,542
Organization costs	-	-	-	-	2,500
Research and development	131,377	91,512	214,700	152,635	1,510,440
Foreign exchange loss (gain)	-	12,568	13,018	11,830	25,261
Change in Valuation of Stock Option Liability	(7,768)	192,172	(206,784)	213,160	512,052
Professional fees	188,933	78,840	401,469	143,774	3,234,601
Salaries and consulting fees	451,066	411,746	872,725	882,638	8,375,711
Directors' fees	-	-	-	-	430,000
Administrator fees	-	-	-	-	258,000
(Loss) from operations	(1,056,768)	(1,123,546)	(1,938,859)	(1,964,008)	(17,592,991)

Other income and expense:
Interest expense	(399,946)	(133,184)	(657,432)	(243,488)	(1,470,898)
Derivative income (expense)	1,019,558	148,875	1,952,246	2,125,162	2,007,428
Deferred financing amortization costs	(22,808)	(22,808)	(45,870)	(45,870)	(151,870)
Total other income (expense)	596,804	(7,117)	1,248,944	1,835,804	384,660

Net income (loss) for the period	(459,964)	(1,130,663)	(689,915)	(128,204)	(17,208,331)

Other comprehensive loss:
Unrealized foreign exchange on transactions	(8,710)	(19,433)	(19,952)	(29,113)	(78,173)

Comprehensive gain (loss) for the period	$(468,674)	$(1,150,096)	$(709,867)	$(157,317)	$(17,286,504)

Basic and diluted (loss) per share	$(0.01)	$(0.02)	$(0.01)	$(0.00)

Basic and diluted weighted average number of shares	79,506,737	66,746,157	78,146,229	66,378,950

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Six months ended February 28,
	2010	2009	May 12, 2006 (Date of Inception) to February 28, 2010
Cash flows from operating activities:
Net income (loss)	$(689,915)	$(128,204)	$(17,208,331)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	158,158	109,013	672,884
Change in valuation of stock option liability	(206,784)	213,160	512,052
Amortization of debt discount	554,625	147,981	1,029,465
Amortization of deferred financing costs	45,870	45,870	153,575
Interest accrued on debt	20,275	18,646	158,447
Interest accrued on senior convertible notes	80,000	80,000	263,111
Derivative (income) expense	(1,952,246)	(2,125,162)	(2,007,428)
Issuance of common stock for professional services	-	-	1,809,609
Issuance of common stock for director services	-	33,630	430,000
Issuance of common stock for consulting services	-	-	1,171,880
Issuance of common stock for prior period salary	-	-	2,600,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	4,750	-	406,750
Issuance of stock award for consulting services	-	-	13,750
Stock-based compensation	143,564	293,000	1,013,951
Changes in assets and liabilities:
Amounts Receivable	(20,524)	(52,123)	(54,759)
Prepaid expenses and other current assets	50,139	(94,381)	(36,929)
Prepaid deposit	-	83,990	84,000
Accounts payable and accrued expense	215,480	48,044	1,489,462
Net cash used in operating activities:	(1,596,608)	(1,326,536)	(7,240,511)

Cash flows from investing activities:
Acquisition of plant and equipment	(248,904)	(300,371)	(1,571,368)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(248,904)	(300,371)	(1,509,298)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	-	-	1,815,000
Proceeds from issuance of common stock	2,000,000	1,000,000	4,743,766
Proceeds from loan	-	-	84,000
Repayment of loan	(84,000)	-	(84,000)
Due to related party	11,272	116,060	2,349,349
Net cash provided by financing activities:	1,927,272	1,116,060	8,908,115

Effect of foreign exchange on transactions	(44,225)	(36,453)	(91,425)

Net increase (decrease) in cash	37,535	(547,300)	66,881
Cash at beginning of period	29,346	1,203,030	-
Cash and cash equivalents at end of period	$66,881	$655,730	$66,881

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Six months ended February 28,
	2010	2009	May 12, 2006 (Date of Inception) to February 28, 2010
Supplemental schedule of cash flows:
Cash paid during the period for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Conversion of note payable to common stock	$-	$-	$1,530,756
Total:	$-	$-	$1,530,756

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 1 - Nature and Continuance of Operations

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

Note 2 - Interim Financial Statements

While the information presented in the accompanying six months to February 28, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended August 31, 2009. Operating results for the six months ended February 28, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2010.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 3 - Summary of Significant Accounting Policies

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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At February 28, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $17,208,331 since its inception, has negative working capital of $1,892,856 and expects to incur further losses in the development of its business. The Company is currently seeking additional financing opportunities.

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

We carry cash and cash equivalents, amounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. We also carry notes payable and convertible debt at historical cost.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

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

The following table summarizes the components of the derivative liabilities:

	February 28, 2010	August 31, 2009
Embedded derivative liability:
$2,000,000 face value secured convertible notes due July 10, 2010	$(333,870)	$(779,193)

Warrant liability:
$2,000,000 face value secured convertible notes due July 10, 2010	$(362,143)	$(1,666,429)
$1,000,000 common stock purchase agreement dated February 10, 2009	--	(744)
$500,000 common stock purchase agreement dated October 2, 2009	(130,063)	--
$1,000,000 common stock purchase agreement dated October 16, 2009	(100,830)	--
	$(593,036)	$(1,667,173)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 3                 Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of February 28, 2010:

	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
Our financing arrangement giving rise to derivative financial instruments and indexed shares:
$2,000,000 face value secured convertible notes due July 10, 2010	5,714,286	7,142,858	12,857,144
$1,000,000 common stock purchase agreement	--	2,777,778	2,777,778
Beginning balance, August 31, 2009	5,714,286	9,920,636	15,634,922

Adjustment to indexed shares:
Increase due to anti-dilution adjustment (1)	5,396,825	--	5,396,825

Granted:
$500,000 common stock purchase agreement dated October 2, 2009	--	3,125,000	3,125,000
$1,000,000 common stock purchase agreement dated October 16, 2009	--	4,481,308	4,481,308

Expired:
$1,000,000 common stock purchase agreement February 10, 2009	--	(2,777,778)	(2,777,778)

Ending balance, February 28, 2010	11,111,111	14,749,166	25,860,277

(1)  Due to full-ratchet anti-dilution provisions in the convertible note agreement, the conversion price decreased from $0.35 to $0.20 on October 2, 2009 when we entered into a financing with a price of $.20. This decrease in the conversion price increased the number of common shares indexed to the compound embedded derivative.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Three months ended February 28,		Six months ended February 28,		May 12,2006 (Date of inception) to February 28,
	2010	2009	2010	2009	2010
Financing arrangement: $2,000,000 face value secured convertible notes due July 10, 2010
Compound Embedded derivative	$738,579	$183,988	$445,323	$1,124,087	$1,215,875
Warrant derivatives	242,857	(21,330)	1,304,286	1,014,858	2,407,714
$1,000,000 common stock purchase agreement dated February 10, 2009
Warrant derivatives	19,770	7,319	744	7,319	744,240
$500,000 common stock purchase agreement dated October 2, 2009
Warrant derivatives	(1,813)	--	140,500	--	140,500
$1,000,000 common stock purchase agreement dated October 16, 2009
Warrant derivatives	20,165	--	61,393	--	61,393
Change in fair value of derivative	1,019,558	169,977	1,952,246	2,146,264	4,569,722

Day-one derivative losses:
Secured convertible notes due July 10, 2010	--	--	--	--	(2,541,192)
Common stock purchase agreement dated February 10, 2009	--	(21,102)	--	(21,102)	(21,102)
Total derivative income (expense)	$1,019,558	$148,875	$1,952,246	$2,125,162	$2,007,428

Our derivative liabilities as of February 28, 2010 and our derivative income during the quarterly period and six months ended February 28, 2010 and from inception through February 28, 2010 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.55 on July 10, 2008 to $0.14 on February 28, 2010. The lower stock price on February 28, 2010 had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

•
In connection with our accounting for the secured convertible note financing we encountered the unusual circumstance of a day-one derivative loss related to the recognition of derivative instruments arising from the arrangement. That means that the fair value of the bifurcated compound derivative and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,541,192. We also encountered a day-one loss of $21,102 in connection with our accounting for the February 2009 Common Stock Purchase Agreement which represented the portion of the placement agent costs that were allocated to the warrants.

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

ASC 825-20 Registration Payment Arrangements (pre-Codification FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements) provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to ASC 450-20 Loss Contingencies (pre-Codification FAS No. 5 Accounting for Contingencies), which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of February 28, 2010, our management concluded that registration payments are not probable.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 4 - Amounts Receivable

Amounts receivable of $55,506 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5 - Plant and Equipment

	February 28, 2010
	Cost	Accumulated Amortization	Net Book
Vehicles	$105,719	$(64,088)	$41,631
Machinery	829,531	(375,571)	453,960
Computer and office equipment	294,825	(135,707)	159,118
Leasehold improvements	360,865	(93,660)	267,205
	$1,590,940	$(669,026)	$921,914

Note 6 - Related Party Transactions

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

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 6 - Related Party Transactions (Continued)

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

Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of these unearned performance-based awards as at February 28, 2010 due to the uncertainty surrounding realization of the benefit of the awards.

On February 1, 2009, the Company entered into an addendum to accelerate the annual salary increase permitted under the contract upon achieving certain development benchmarks.  As a result, starting March 1, 2009 Mr. Burn’s monthly salary was adjusted to a base of £12,100.  During the six months ended February 28, 2010, Michael Burns, the project manager who is also a member of the Board of Directors of the Company and an officer of wholly-owned subsidiary CPTL-UK was paid $117,550 (£72,600) under the terms of his employment agreement.

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

(b)
On July 26, 2006, CPTL-UK entered into a three-year lease agreement with an officer of CPTL-UK to lease the office and laboratory premises. Upon expiration of the lease the officer agreed to continue to provide month to month use of the premises at a rate of £1,647.44 per month, plus certain taxes, until such time as a long-term lease can be negotiated. During the six months ended February 28, 2010, an expense of $18,236 (£11,263) was charged as rent.

(c)
Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha, Mr. Mitha invoiced the Company $300,000 with respect to his monthly salary obligation for the six month period ended February 28, 2010. During the six month period Mr. Mitha didn’t receive any cash payments from the Company, leaving $799,582 due and payable to Mr. Mitha in salary obligations as at February 28, 2010, which is included Wages Payable - Related Party on the Company's balance sheet.

On July 23, 2009, the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested.  Under the terms of Mr. Mitha’s employment contract, he is entitled to be issued 200,000 shares each time a formal test for an industry application is successful.  As a result, an expense totalling $110,000 to stock based compensation was recorded in the prior fiscal year, and the Company issued a total of 200,000 shares of the Company’s common stock on September 24, 2009.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 6 - Related Party Transactions (Continued):

During the six month period ended February 28, 2010 Mr. Mitha advanced $191,938 (2009- $116,060) for operations under the terms of a convertible debenture approved September 28, 2006 (the "Mitha Convertible Debenture"). As at February 28, 2010, using the guidance provided in ASC 470-20-25, we evaluated the convertible debenture arrangement and concluded that the convertible debenture does not have an embedded beneficial conversion feature. As such there was no discount applied to the convertible debt. During the six month ended February 28, 2010, the Company made cash payments to Mr. Mitha to retire $180,666 of the outstanding convertible debenture.

At the close of the fiscal year ended August 31, 2009, Mr. Mitha had advanced a total amount of $550,110 for operations under the terms of the Mitha Convertible Debenture. From receipt of initial loan proceeds in May 2007 and up to and including the period ended May 31, 2009, using the guidance provided in ASC 470-20-25, we evaluated the Mitha Convertible Debenture at each of the respective reporting periods, and in such periods we concluded that the convertible debenture did have an embedded beneficial conversion feature. For each of these reporting periods, these embedded beneficial conversion features were valued separately on the date of issuance of each of the quarterly promissory notes, and have been recognized as additional paid-in-capital by allocating a portion of the proceeds equal to the intrinsic value of the feature. The intrinsic value is computed at the date of issuance of the promissory note by (1) calculating the difference between the conversion price and the fair value of the common stock (or other securities) into which the security is convertible and then (2) multipying the number of shares into which the security is convertible. The resulting discount on the convertible debt is amortized to interest expense using the effective interest method, over the life of the debt instrument. During the quarterly period ended August 31, 2009, using the guidance provided in ASC 470-20-25, we evaluated the convertible debenture arrangement and concluded that the convertible debenture did not have an embedded beneficial conversion feature. As such there was no discount applied to the convertible debt during the three months ended August 31, 2009.

The carrying value and terms of the aforementioned convertible notes are as follows:

February 28, 2010
Face value due November 30, 2010	$61,491
Face value due February 28, 2011	47,771
Face value due May 31, 2011	143,604
Face value due August 31, 2011	116,578
Face value due November 30, 2011	128,093
Face value due February 28, 2012	63,844
Total Convertible Debt, at face value	561,.381
Less: unamortized discount	(61,894)
Carrying value	$499,487

The Mitha Converible Debenture bears interest at the rate of 8% per anuum.  Any unpaid principal and accrued interst is due and payable 24 months following the issuance date of each quarterly promissory note. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate was as follows:

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 6 - Related Party Transactions (Continued):

	Three months ended February 28,		Six months ended February 28,		May 12,2006 (Date of inception) to February 28,
	2010	2009	2010	2009	2010

Amortization of debt discount	$14,436	$49,821	$30,695	$95,588	$263,231
Interest at contractual rate	$10,218	$9,949	$20,275	$18,646	$110,729

During the six month period ended February 28, 2010, the Company accrued interest of $20,275 relating to all outstanding promissory notes under the Mitha Convertible Debenture. An amount of $528,384 reflected on the Company’s Balance Sheet as Due to Related Party includes the Carrying Value of $499,487 disclosed above, as well as all accrued interest to February 28, 2010 totalilng  $28,897.

(d)
Commencing July 2008, the Company has entered into various stock purchase and secured financing agreements with the Quercus Trust, which entity became a related party to the Company effective February 2009, upon completion of a further stock purchase agreement. Mr. David Gelbaum, the trustee of the Quercus Trust, was appointed to the Board of Directors of the Company effective October 19, 2009.  Presently the Quercus trust owns a total of 8,773,194 shares of the Company’s common stock and has an option to acquire a further 14,749,166 shares of the Company’s common stock at various prices, under the terms of various stock purchase and secured financing agreements. Refer to Notes 8 and 9 for additional details of all stock purchase and financing agreements. On February 24, 2010, Mr. David Gelbaum resigned from his position as a member of the Board of Directors of the Company. The Company's Board currently consists of three members, one of which is currently an affiliate of the Quercus Trust.

Note 7 - Commitments

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

The Company provided an additional 100,000 common shares to Doosan, which were to be used at their discretion to reward any of their employees who had helped in the development of the technologies project.  During the term of the collaboration agreement the Company determined to postpone indefinately further commercialization of the particular technology for which Doosan and the Company entered into the aforementioned collaboration agreement.  As a result Doosan would incur no further development costs,  and therefore, the Company has not recorded any further contingent liability in respect of the transaction.  The term of the agreement was three years and it expired on October 11, 2009. Upon expiry of the agreement, all rights and obligations of the parties thereto terminate without any liability of any party to any other party, provided that the confidentiality provisions contained in Section 10 and non-competition provisions contained in Section 11 survive termination.   Any rights Doosan may have had to seek reimbursement for its share of development costs, or the Company may have had to elect to reimburse the development costs and thereby effect a return of 3,000,000 shares of common stock, are of no further force and effect.  Due to the uncertainty surrounding probabley occurences which would trigger any one of the potential contingent events disclosed above, and the resulting inability to determine any loss contingency, the Company has not applied any further accounting treatment in respect of the above transaction.  The Company has relied on the guidance provided in ASC 450-20 in making the determination that any further loss is remote.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

(b)
During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which, the Company has remitted a total of £35,000 (approximately U.S. $70,000).  The agreement also provided for quarterly consulting fees of £12,000 (approximately U.S. $24,400). The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.  The Company terminated the contract on July 1, 2009.  During the six months ended February 28, 2010 the Company has remitted a total of $3,895 in respect of the balance of fees outstanding up to the date of termination.

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

(d)
On June 1, 2008, the Company’s subsidiary CPTL-UK entered into an employment contract with an IT specialist whereunder the employee will receive 25,000 shares of the Company’s common stock after the initial three (3) months, and 25,000 shares of the Company’s common stock each year on the anniversary of the completion of certain work projects up to a maximum of 100,000 shares.  25,000 shares were issued under the Company’s 2007 Stock Option and Award Plan as of September 8, 2008. As to the remaining 75,000 shares of common stock available for issue under the above-noted contract, due to the fact that they are service based awards, the Company has recognized a stock-based compensation expense which is being amortized over the period of service. On June 30, 2009, the Company issued the second service related award of 25,000 common shares and expensed an additional amount of $1,750 as stock based compensation to record the discrepancy between the market value of the common shares on the date of the original expense, and the market value of the shares on the issuance date.  Refer to Note 10(ii) – Restricted Stock Awards for additional details.

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
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

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

Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of the unearned performance-based awards as at February 28, 2010 due to the uncertainty surrounding realization of the benefit of the awards.

(f)
 In August 2008, the Company entered into a collaboration agreement with Voith Turbo Gmbh & Co. KG (“VTG”) to develop steam and heat energy recovery engines for Clean Power's proprietary heat recovery technology for refrigeration trailers for the grocery market. Under the terms of the collaboration agreement, Clean Power and VTG will analyse data from the testing of an existing refrigeration engine, results from which will be used to build and test a new engine that incorporates Clean Power's proprietary heat recovery technology. VTG is a multi-national company with significant interest in the development of expanders in engine and braking systems. As part of its own drive systems and components development programme VTG has already developed hybrid systems, waste recovery systems and expansion engines based on the internal combustion engine which is used on the road, on rail, on water and in other industries. Under the collaboration agreement, the VTG invoiced the Company USD $255,398 (EUR 178,500). On October 27, 2009, the Company paid off the invoiced amount.

(g)
During the six months ended February 28, 2010 and prior, the Company’s wholly-owned subsidiary CPTL-UK entered into various employment contracts which call for a total of 5,475,000 shares of the Company’s common stock to be issued as stock awards upon completion of certain technology development benchmarks.  On July 23, 2009, the first of these benchmarks was reached and the Company has recorded a stock based compensation expense totalling $330,000 as it relates to the issuance of 600,000 common shares. Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of the remaining unearned performance-based awards as at February 28, 2010.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the remaining awards. Additionally, under the above noted contracts the Company agreed to certain service based awards which shall be earned annually.  In total the Company granted 625,000 service-based awards, in respect of which the Company has recognized a stock-based compensation expense.  Refer to Note 10(ii) – Restricted Stock Awards for additional details.

(h)
Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $22,863 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the six months ended February 28, 2010, the Company paid total $12,143 (£7,500) plus applicable taxes.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$11,432
2011	22,863
2012	22,863
2013	22,863
2014	3,810
Total:	$83,831

(i)
On November 18, 2008 CPTL–UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease called for monthly rent in the amount of $1,905 (£1,250) plus applicable taxes and expired May 17, 2009.  The lease was renewed subsequent to the quarter for a term of 12 months, expiring in May, 2010.   During the six months ended February 28, 2010, the Company paid total $6,072 (£3,750) plus applicable taxes and utilities. The lease payments for each of the two succeeding fiscal years are as follows:

2010	$ 5,716
Total:	$ 5,716

(j)
Effective February 1, 2009 the Company entered into a six (6) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $24,387 (£16,000) plus taxes and expenses, payable monthly in advance, commencing January 30, 2009.  Concurrently the Company entered into an option to purchase the aforementioned property during the period April 30, 2014 through January 29, 2015, for a purchase price of £230,000. During the six months ended February 28, 2010, the Company paid total $12,953 (£8,000) plus applicable taxes. The lease payments for each of the five succeeding fiscal years are as follows:

2010	$12,194
2011	24,387
2012	24,387
2013	24,387
After 2013	34,549
Total:	$119,904

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

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

▪
$450,000 in cash payments due under the March 12, 2009 agreement and $240,000 in cash payments due under the May 5, 2009 retainer agreement for a total of $690,000 in cash payments, which amount is payable as follows: $35,000 and $10,000, respectively, due  upon signing of the individual retainer agreements; $15,000 per month commencing 120 days from March 12, 2009 and $7,500 per month commencing 120 days from May 5, 2009 until such time as the balance of the required cash amounts are settled in full.  During the three months ended February 28, 2010 the Company paid $45,000 in full in respect of the two retainer agreements;

▪
During the six months ended February 28, 2010, the Company accrued expense totaling $185,000 under the March 12, 2009 agreement and under the May 5, 2009 agreement. During the quarter, the Company didn’t make any cash payments.

▪
During the six months ended February 28, 2010, Gersten Savage LLP invoiced the Company legal services fee related to general corporate matters for a total of $115,995. Gersten Savage LLP received payments against its outstanding fees totaling $85,000, leaving $173,422 due and payable to Gersten Savage LLP as at February 28, 2010.

▪
Under the terms of the retainer agreements the Company further agrees to grant piggyback registration  and/or S-8 rights and shall include the Designees’ shares of restricted common stock in its next registration statement.

(l)
On June 29, 2009 the Company entered into a five (5) year lease for additional office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $22,863 (£15,000) payable quarterly commencing June 2009.   Concurrently the Company entered into an option to purchase the aforementioned property, exercisable June 2009 through December 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the six months ended February 28, 2010, the Company paid total $12,143 (£7,500) plus applicable taxes.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$11,432
2011	22,863
2012	22,863
2013	22,863
2014	19,052
Total:	$99,073

(m)
On July 17, 2009, the Company entered into a four months loan agreement (the “Note”) with an unrelated third party for the amount $84,000. The loan had an interest rate of 1% per month, payable in advance for the duration of the Note and deducted from the proceeds of the Note on funding. The Note was paid in full on November 10, 2009.

(n)
On December 15, 2009 the Company entered into amendments to various employment contracts with the employees of the Company’s wholly-owned subsidiary, CPTL-UK, whereunder the terms of certain performance-based award benchmarks denoted in the contracts were unanimously amended from being granted upon “the sale of the first refrigeration based system” to “when 20 landfill systems are field tested (and the system is proven and is ready for commercialization) and an additional 10 engines to be built for future projects” in order to properly reflect the Company’s current commercialization focus.  There were no changes to the amount of awards granted to any individual employee upon achieving this performance based benchmark.

Note 8 - Senior Secured Convertible Note Financing

On July 10, 2008 we entered into a financing arrangement with The Quercus Trust.  The financing arrangement involved the issuance of $2,000,000 of 8.0% secured convertible notes payable, due the earlier of July 10, 2010 or the date in which we complete a debt or equity financing resulting in gross proceeds exceeding $4.5 million (the “Funding”). If we consummate the Funding, the holder will be paid a 20% premium on the principal and interest due on the note.  As of February 28, 2010 the Funding has not been completed.  The secured convertible notes are convertible into our common shares, at the option of the holder, on the earlier of July 10, 2009 or upon effective registration of our common stock, based upon a fixed conversion price of $0.35 but are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than the conversion price. The secured convertible notes bear interest at the rate of 8% per year, payable annually.  Interest is payable either in cash or, at our option, in shares of our common stock. The holder has the option to redeem the secured convertible notes for cash in the event of defaults and certain other contingent events, including default in payment of principal or interest, timely issuance of shares, cross default with other agreements, a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). Upon an event of default, interest is payable at a default rate of 10% per year. If a change in control occurs, the holder may elect to have the note redeemed at 110% of the amount owed (the “Change in Control Put”) and it is payable in cash or stock, at our option. We have the option to redeem the note any time prior to July 10, 2009 at a 20% premium. In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof for six months following the maturity of the note and warrants; we would be required to pay monthly liquidating damages of 1.0% for defaults under this provision.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

In conjunction with the secured convertible notes payable, we issued warrants to the investors to purchase 4,285,715 (Class A Warrants) and 2,857,143 (Class B Warrants) shares of our common stock and warrants to placement agents to purchase 342,857 (Class A Warrants) and 228,571 (Class B Warrants).  The Class A and Class B warrants have strike prices of $0.60 and $0.80, respectively, for a period of five years from the date of issuance. The exercise prices are subject to anti-dilution protection if we sell shares or share-indexed financing instruments at less than the exercise price; however, at no time will the exercise price be less than $0.35. The warrants may be exercised no sooner than one year after the closing date of the transaction ( the “Restricted Period”) and the holder may exercise up to the aggregate of 25% of its warrants in the six months following the Restricted Period. After that time, the investor is free to exercise all remaining warrants. A cashless exercise provision embodied in the warrant agreements operates as an explicit limit on the number of shares issuable upon exercise.  The investor warrants are redeemable for cash only in the event that the Company is acquired in an all cash transaction.

The secured convertible notes and warrants are secured by all of the Company’s and subsidiaries’ assets, excluding accounts receivable, inventory, raw materials and work in process and any proceeds therefrom.

We received net proceeds of $1,815,000 from the July 10, 2008 financing arrangement. Incremental, direct financing costs of $185,000 were included in deferred financing costs and are subject to amortization using the effective method. Accumulated amortization of deferred financing costs, which is included in interest expense, amounted to $22,808 during the current quarter and $153,575 since inception.

In our evaluation of the financing arrangement, we concluded that the conversion features were not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. In addition, upon the adoption of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” on January 1, 2009, financial instruments with anti-dilution protection features are not considered indexed to our Company’s stock for purposes of determining whether they meet the first part of the scope exception in ASC 815-10-15-74.  Accordingly, they do not meet the conditions necessary to obtain equity classification and are required to be carried as derivative liabilities.

Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value. We also concluded that the Default Put and Change in Control Put require bifurcation because, while puts on debt instruments are generally considered clearly and closely related to the host, these Puts are indexed to certain events, noted above, that are not associated debt instruments. We combined all embedded features that required bifurcation into one compound instrument that is carried as a component of derivative liabilities. Derivative financial instruments are carried initially and subsequently at their fair values.

The investor warrants issued in the financing transaction contain redemption provisions which are contingent on the Company being acquired in a cash transaction.  According to the terms of the warrant agreements, if the Company is acquired in an all cash transaction, we must pay the Holder cash equal to the value of the warrant as determined by the Black-Scholes option pricing formula on the date of transaction. Since our trading market price is an input into the Black Scholes option pricing formula, future changes in the value of our common stock will affect the amount that could be paid; however, the amount is not determinable unless the transaction occurs. A change in control is considered to be outside of management’s control, accordingly, the settlement alternative is considered to be outside the Company’s control.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

The investor warrants issued in the financing transaction are call options that include a written put since the holder may put the warrants to the Company for assets similar to those that the common holders in an all cash acquisition would receive. FASB ASC 480 provides that if a freestanding instrument is composed of a written call option and a written put option, the existence of the written call option does not affect the classification. As a result, a puttable warrant is a liability because it embodies an obligation indexed to an obligation to repurchase the issuer's shares and may require a transfer of assets. Accordingly, we concluded that the investor warrants require liability classification and must be recorded at fair value each reporting period.

The shares underlying the placement agent warrants are not subject to the anti-dilution or redemption provisions. Accordingly, the placement agent warrants were afforded equity classification.

The discount on the Secured Convertible Debt is being amortized to interest expense using the effective interest method, over the life of the debt instrument. The carrying value of the financing is as follows:

February 28, 2010
Secured Convertible Notes, at face value	$2,000,000
Less: unamortized discount	(1,233,766)
Carrying value	$766,234

The Secured Convertible Debt bears interest at the rate of 8% per year, payable annually. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate were as follows:

	Three months ended February 28,		Six months ended February 28,		May 12,2006 (Date of inception) to February 28,
	2010	2009	2010	2009	2010

Amortization of debt discount	$146,768	$14,677	$229,303	$52,393	$766,234
Interest at contractual rate	$39,451	$39,451	$78,904	$78,904	$262,594

We paid our annual interest payment of $160,000 on July 9, 2009 resulting in accrued interest of $102,594 as of February 28, 2010.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

The following tabular presentation sets forth the derivative fair values as of the inception date of the financing transaction, August 31, 2009 and February 28, 2010:

	Compound Embedded Derivatives	Warrant Derivative	Total Derivatives
Inception date (July 10, 2008)	$(1,549,746)	$(2,769,857)	$(4,319,603)
August 31, 2009	$(779,193)	$(1,666,429)	$(2,445,622)
February 28, 2010	$(333,870)	$(362,143)	$(696,013)

Information and significant assumptions embodied in our valuations (including equivalent amounts across ranges of simulations resulting from the calculations) are illustrated in the following tables:

	Compound Embedded Derivative
	Inception	August 31, 2009	February 28, 2010
$2,000,000 face value secured convertible notes due July 10, 2010:
Conversion price (1)	$0.35	$0.35	$0.20
Effective conversion price (2)	$0.35	$0.35	$0.18
Volatility	72.14% - 87.52%	24.56% - 94.29%	123.17% - 139.82%
Term (years)	2.00	.858	.362
Credit-risk adjusted yield	7.13% - 10.39%	9.28%	7.42%
Interest-risk adjusted rate	9.19% - 9.68%	5.94% - 8.00%	8.00%
Dividends	--	--	--

Equivalent volatility (3)	78.96%	63.88%	130.42%
Equivalent term (years) (3)	1.82	0.855	.361
Equivalent credit-risk adjusted yield (3)	8.50%	9.28%	7.42%
Equivalent interest-risk adjusted rate (3)	9.48%	7.14%	8.00%

(1)
Due to full-ratchet anti-dilution provisions in the convertible note agreement, the conversion price decreased from $0.35 to $0.20 on October 2, 2009 when we entered into a financing with a price of $.20.

(2)	The effective conversion price embodies the value of the anti-dilution provisions.
(3)
The application of the Monte Carlo Simulation technique contemplates multiple inputs corresponding to estimated redemption intervals which allow the technique to simulate outcomes along specific paths.  The equivalent assumptions are an output of the valuation model which represents the average over the multiple paths calculated by the model when computing the fair value of the compound embedded derivative.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

	Inception		August 31, 2009		February 28, 2010
	Class A Warrant Derivative	Class B Warrant Derivative	Class A Warrant Derivative	Class B Warrant Derivative	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price (1)	$0.60	$0.80	$0.45	$0.45	$0.35	$0.35
Volatility	98.83%	98.83%	88.39%	88.39%	102.26%	102.26%
Term (years)	5.00	5.00	3.86	3.86	3.36	3.36
Risk-free rate	3.10%	3.10%	2.39%	2.39%	1.36%	1.36%
Dividends	--	--	--	--	--	--

(1) The strikes price of the Class A and Class B Warrants were reduced from their contractual strike prices of $0.60 and $0.80, respectively, because the warrant agreements contain down-round protection features and we subsequently issued warrants with a lower strike price. In accordance with the terms of the warrant agreements, the adjustment to the strike price related to down-round protection features was limited to $.35

Note 9 - Common Stock Purchase Agreement

On February 10, 2009 we entered into a stock purchase agreement with The Quercus Trust which provided for the purchase of shares of Common Stock in two tranches.  The first tranche occurred on February 10, 2009 in which 2,222,222 shares of Common Stock were sold for gross proceeds of $1,000,000 at a price of $0.45 per share plus warrants to purchase 1,666,667 (Investor Class A Warrants) and 1,111,111 (Investor Class B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively, for a period of one year from the date of issuance. The second tranche was to occur upon the achievement of certain technological milestones at a purchase price of $0.45 per share for an aggregate amount of $2,000,000. On February 10, 2010, the Investor Class A Warrants and Investor Class B Warrants expired.

In connection with the February 10, 2009 financing, the placement agent received warrants to purchase 133,333 (Agent Class A Warrants) and 88,889 (Agent Class B Warrants) shares of our common stock with strike prices of $0.60 and $0.85, respectively, for a period of one year from the date of issuance. We received gross proceeds of $1,000,000 from the investors. Incremental, direct financing costs (placement agent warrants valued at $55,129) were allocated to the common stock and warrants based on their relative fair values in accordance with ASC 470-20-25-2 Debt Instruments with Detachable Warrants (pre-Codification Accounting Principles Board Opinion No. 14 Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants). In connection with our accounting for the Common Stock Purchase Agreement we recorded a day-one derivative loss related to the portion of the placement agent costs that were allocated to the warrants. On February 10, 2010, the Agent Class A Warrants and Agent Class B Warrants expired.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 9 - Common Stock Purchase Agreement (Continued)

In addition, we extended registration rights to the holder that requires registration within 6 months from inception  and filing of a registration statement for any new filings within 90 days; we would be required to pay monthly liquidating damages of 1.0% for defaults under this provision. The warrants are secured by all of the Company’s and subsidiaries’ assets, excluding accounts receivable, inventory, raw materials and work in process and any proceeds therefrom.

The following table illustrates how the proceeds arising from the stock purchase agreement were allocated on the inception date:

Classification	Allocation
Day-one derivative loss	$(21,103)
Common Stock (par value)	2,222
Paid-in Capital (Common Stock)	274,641
Derivative Liabilities (Warrants)	744,240
Proceeds	$1,000,000

In our evaluation of the purchase transaction, we concluded that the Common Stock issued met equity classification. There were no terms and conditions associated with the Common Stock that warranted classification outside of stockholders’ equity pursuant to either ASC 480-10 Distinguishing Liabilities from Equity (pre-Codification FAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity) or ASC 480-10-S99-3A SEC Staff Announcement: Classification and Measurement of Redeemable Securities (pre-Codification Emerging Issues Task Force Consensus No. D-98 Classification and Measurement of Redeemable Securities). The warrants were classified as liabilities pursuant to FASB ASC 480, and the implementation guidance in FASB ASC 480-10-55 because they  include a provision that if we enter into an all cash consolidation or merger of the Company, the holder may put the warrants to us for assets similar to those that the common holders in such transaction would receive. Although the redemption event is conditional in nature, the standards require liability classification as a written put warrant under ASC 480-10 and the warrants must be recorded at fair value each reporting period.

The warrants expired on February 10, 2010.  Information and significant assumptions embodied in our valuations at inception and year end (including equivalent amounts across ranges of simulations resulting from the calculations), are illustrated in the following tables:

	Inception		August 31, 2009
	Class A Warrant Derivative	Class B Warrant Derivative	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Effective Strike price	$0.60	$0.85	$0.60	$0.85
Volatility	161.85%	161.85%	38.45%	38.45%
Term (years)	1.00	1.00	0.45	0.45
Risk-free rate	0.60%	0.60%	0.24%	0.24%
Dividends	--	--	--	--

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 9 - Common Stock Purchase Agreement (Continued)

On October 2, 2009, we amended the stock purchase agreement to provide for (i) the initial purchase of 2,500,000 shares of our common stock at a price of $0.20 per share plus the issuance of warrants to purchase 1,875,000 shares of common stock at $0.27 and 1,250,000 warrants to purchase common stock at $0.38 to take place on October 2, 2009 and (ii) the purchase and sale of an additional 1,111,111 shares of common stock at $0.45 upon the attainment of certain technological milestones and (iii) the purchase and sale of 2,469,136 shares of common stock at a purchase price of $0.405 plus the issuance of warrants to purchase 1,857,852 shares of common stock  with a strike price of $0.54 and 1,234,568 warrants to purchase common stock with a strike price of $0.77 upon the acceptance of a fifth member of the Company’s Board of Directors.  The technological milestone and board member acceptance both took place on October 16, 2009 at which time the stock purchase agreement was amended a second time to include the issuance of additional warrants indexed to 833,333 shares of common stock with a strike price of $0.60 and warrants indexed to 555,555 shares of common stock with a strike price of $0.85.  The warrants issued on October 2, 2009 and October 16, 2009 each had a one year term.  The exercise prices are subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the stated exercise price, the warrant exercise price adjusts to a lower amount based on the following formula: the amount received for the new share of common stock, multiplied by a fraction, the numerator which is the stated exercise price and the denominator which is the purchase price per share paid by the purchaser for the common stock related to the warrants, provided that the exercise price may not be adjusted to lower than $0.16 or $0.21 for the 1,875,000, 1,250,000 warrants issued on October 2, 2009, respectively and $0.45 for the warrants issued on October 16, 2009.

The warrants contain cashless exercise provisions, registration rights, security interests and contingent redemption features similar to the warrants issued in February 2009.

In our evaluation of the October 2009 purchase transactions, we concluded that the there were no terms or conditions associated with the Common stock that warranted classification outside of stockholder’s equity. The warrants issued in the October 2009 transactions required liability classification as a written put warrant under ASC 480-10 due to the conditional redemption provision.

The following table illustrates how the proceeds arising from the October 2009 amended stock purchase agreements were allocated on the inception date:

Classification	October 2, 2009	October 16, 2009
	Allocation	Allocation
Common Stock (par value)	$229	$1,338
Paid-in Capital (Common Stock)	229,208	1,336,439
Derivative Liabilities (Warrants)	270,563	162,223
Proceeds	$500,000	$1,500,000

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 9 - Common Stock Purchase Agreement (Continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) of the warrants issued in the October 2, 2009 transaction as of their inception dates and February 28, 2010 are illustrated in the following tables:

	Inception		February 28, 2010
Warrants to purchase common stock:
Common shares indexed	1,875,000	1,250,000	1,875,000	1,250,000
Effective strike price (1)	$0.27	$0.38	$0.19	$0.27
Volatility	108.06%	108.06%	190.55%	190.55%
Term (years)	0.84	0.84	0.59	0.59
Risk-free rate	0.37%	0.37%	0.19%	0.19%
Dividends	--	--	--	--

(1) The effective strike price embodies the value of the anti-dilution provisions.

Information and significant assumptions embodied in our valuations of the warrants issued in the October 16, 2009 transaction as of their inception dates and February 28, 2010 are illustrated in the following tables:

	October 16 ,2009
Warrants to purchase common stock:
Common shares indexed	1,857,852	833,333	1,234,568	555,555
Effective strike price (1)	$0.45	$0.45	$0.45	$0.46
Volatility	123.54%	123.54%	123.54%	123.54%
Term (years)	1.00	1.00	1.00	1.00
Risk-free rate	0.36%	0.36%	0.36%	0.36%
Dividends	--	--	--	--

	February 28, 2010
Warrants to purchase common stock:
Common shares indexed	1,857,852	833,333	1,234,568	555,555
Effective strike price (1)	$0.45	$0.45	$0.45	$0.45
Volatility	184.48%	184.48%	184.48%	184.48%
Term (years)	.63	.63	.63	.63
Risk-free rate	0.19%	0.19%	0.19%	0.19%
Dividends	--	--	--	--

(1) Due to down-round protection features in the warrant agreements, the exercise price adjustment floor of $0.45 was used to calculate the fair value of the warrants.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 9 - Common Stock Purchase Agreement (Continued)

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

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Compound Embedded Derivative		Warrant Derivative		Total
Beginning balance, August 31, 2009	$	(779,193)		$(1,667,173)		$(2,446,366)
Total (gains) or losses included in earnings		(293,256)		1,225,944		932,688
Issuances:
Warrants issued in conjunction with October 2, 2009 common stock purchase agreement				(270,563)		(270,563)
Warrants issued in conjunction with October 16, 2009 common stock purchase agreement				(162,223)		(162,223)
Ending balance, November 30, 2009		(1,072,449)		(874,015)		(1,946,464)

Total (gains) or losses included in earnings		738,579		280,979		1,019,558

Ending balance, February 28, 2010	$	(333,870)	$	(593,036)	$	(926,906)

Note 10 - Common Stock

(a)	During the six months ended February 28, 2010, the Company issued shares of common stock as follows:

(i)	410,000 shares to employees and consultant as compensation for services rendered.

(ii)	45,000 shares to employees under a Stock Option and Award Plan as compensation for services rendered.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 10                 Common Stock (Continued)

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
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 10 - Common Stock (Continued)

(b)	Stock-based compensation (continued):

(i)	Executive stock options (continued)

Additionally, we have not applied a forfeiture rate to these shares as under the terms of the Agreement the shares are guaranteed to become fully vested.

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	Term (years)	Volatility	Value
$ 0.55	$ 0.548	2.34%	5/1/2008	5/1/2014	2.4260	82.83%	$ 0.27
$ 0.14	$ 0.190	2.30%	5/1/2008	5/1/2015	2.5493	102.74%	$ 0.09
$ 0.14	$ 0.190	2.30%	5/1/2008	5/1/2016	3.0342	102.74%	$ 0.09
$ 0.14	$ 0.190	2.30%	5/1/2008	5/1/2017	3.5356	102.74%	$ 0.09
$ 0.14	$ 0.190	2.30%	5/1/2008	5/1/2018	4.0288	102.74%	$ 0.10
$ 0.14	$ 0.190	2.30%	5/1/2008	5/1/2019	4.5219	102.74%	$ 0.10

The fair value of the vested portion of options granted during the fiscal year ended August 31, 2009 totals $718,836 which amount has been expensed and recorded as a current liability on the Company’s balance sheet.  The fair value of the vested portion of options during the six month period ended February 28, 2010 totals negative $206,784 which amount has also been expensed and recorded as a current liability on the Company’s balance sheet. The following table summarizes details of the vesting schedule and associated fair value calculations:

Option Grant date	Option Qty	Fair Market Value as at February 28, 2010 ($)	Amortization Term (months)	Amortized value as at February 28, 2010 ($)
May 1, 2009	1,000,000	273,038	12	273,038
May 1, 2010	1,000,000	91,948	24	80,454
May 1, 2011	1,000,000	88,694	36	51,738
May 1, 2012	1,000,000	94,769	48	41,462
May 1, 2013	1,000,000	99,864	60	34,952
May 1, 2104	1,000,000	104,253	72	30,407
	6,000,000	752,566		512,051

(ii)	Restricted stock awards

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 10 - Common Stock (Continued)

(b)	Stock-based compensation (continued):

(ii)	Restricted stock awards (continued)

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

Under ASC 718, restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.  During the six months ended February 28, 2010 the Company has granted 50,000 stock awards under its available Stock Option and Stock Award Plans to certain employees which are subject to certain service conditions, including term of employment.  280,000 stock awards remain unvested as at February 28, 2010.   In respect of these awards, the Company has recognized a stock-based expense of $39,564 with respect to the vested portion at February 28, 2010, and unrecognized compensation expense totaling $54,884 is expected to be recognized over fiscal 2011, 2012 and thereafter as to $22,346, $25,085 and $7,453, respectively.

The following table summarizes information on the Company’s restricted stock awards.

	Number	Weighted Average Grant Date Fair Value

Unvested, at August 31, 2009	275,000	$0.53
Granted	50,000	$0.20
Vested	45,000
Forfeited	-
Unvested, end of February 28, 2010	280,000	$0.47

Note 11 - Warrants

The Company had outstanding warrants to purchase 15,320,594 and 10,714,286 shares of its common stock at February 28, 2010 and August 31, 2009, respectively, at prices ranging from $0.27 to $0.85 per share. Refer to Notes 8 and 9 above for details on adjustments to warrant pricing.

The following schedule shows the warrants outstanding and changes made during the three month period ended February 28, 2010:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 11 - Warrants (continued)

	Number	Weighted Average Exercise Price
Warrants outstanding, August 31, 2009	10,714,286	$0.70
Changes during the three month period ended February 28, 2010
Granted	7,606,308	$0.51
Exercised	-	-
Expired	3,000,000	-
Warrants outstanding, February 28, 2010	15,320,594	$0.43

Warrants outstanding at February 28, 2010 expire as follow:

Year	Number of Shares
2010	7,606,308
2013	7,714,286

Detailed terms of the valuations of the above noted warrants are discussed above in Note 8 – Secured Convertible Note Financings and Note 9 – Stock Purchase Agreement.

Note 12 - New Accounting Standards

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

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
February 28, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 13 - Other

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

On September 3, 2009, the Company entered into a Memorandum of Understanding (the "MOU") with NewEnco and Renewable Power Systems ("RPS").   The MOU sets out the terms and conditions whereby the Company, NewEnco and RPS have agreed to work together through the MOU which is referred to as a Collaboration Agreement with the ultimate goal of making landfill site operations more energy efficient by installing a system developed and manufactured by the Company that utilizes the heat recovery system on a landfill gas engine and recovers the exhaust heat which will be used to make electricity and feed this into the national grid.   The terms of the MOU call for the Company to place a heat recovery system on a landfill gas engine on the RPS and NewEnco site at Abingdon, U.K. which will be used to recover the exhaust heat which the Company will use to make electricity and feed into the national grid.  The Company expects to begin field tests in April 2010. Each of the parties to the MOU shall be responsible for their own costs in connection with the project.

On October 16, 2009 and October 19, 2009, Ms. Diane Glatfelter and Mr. Peter Gennuso, respectively, resigned from their position as members of the Board of Directors of the Company pursuant to the terms of the Purchase Agreement, as amended and restated.   Concurrently, Mr. David Gelbaum, the trustee of the Quercus Trust, was appointed to the Board of Directors of the Company. On February 24, 2010, Mr. David Gelbaum resigned from his position as a member of the Board of Directors of the Company. The Company's Board currently consists of three members, one of which is an affiliate of the Quercus Trust.

Note 14 - Subsequent events

On February 13, 2010, the Company entered into a consulting agreement with respect to the developmental assistance and consultancy for Heat Exchangers for which the consideration was the issuance of 25,000 shares.  These shares were issued subsequent to the end of the quarter, on April 15, 2010, as a grant under our Stock Option and Award Plan.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 2.                                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management’s Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the year ended August 31, 2009 and our other filings with the SEC.
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

The Company’s proprietary technology significantly increases fuel efficiency and reduces pollution through its Clean Energy Separation and Recovery (“CESAR”) system.  CESAR recovers the waste heat energy in an internal combustion engine exhaust (some 36% of the fuel energy supplied to the engine) to generate steam which is used to power a modern steam engine which in turn produces electrical power.   In the landfill application CESAR will produce electricity from a generator exhaust operating on methane gas from decaying landfill waste.  Electricity generated will augment the power already created from the main landfill generator and be fed into the national electricity grid.  In addition to the landfill application CPTL is currently developing a further CESAR application to produce electricity from waste organic matter (biomass application).

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

With respect to our landfill energy application of the CESAR technology, working with our landfill energy partner NewEnCo and Renewable Power Systems (“RPS”), we have selected a ‘Jenbacher’ generator unit, operating at their Finmere, Oxfordshire site for installation of the first CESAR landfill system. A site survey has been carried out, and we have completed the design work for the specific application on this engine, which is operating at 500 KW output.  The first commercial CPT CESAR (clean energy separation and recovery system) is now complete and was unveiled at CPT's Newhaven facility on April 13, 2010. The unit, named the HR-L 300, is currently undergoing final testing before delivery to the customer's site before the end of April. The CPT HR-L 300 is targeted to produce 30Kw of electrical power with a minimum of 92% up-time over a three month period. Production and supplier development will continue, as will design refinement and cost/weight reduction. On 1st April, RPS issued a non-committal letter of intent to CPT, expressing interest to install heat recovery units to other RPS generators, more than 10,000Kw, which could power at least 10 further CPT HR-L units, pending successful trials.

CPT is also in preliminary discussion with a large UK waste management company, Viridor, with regard to installation of the second commercial CPT heat recovery unit on a landfill gas powered generator at a Viridor site. CPT Engineers are currently working on the design of the unit which will have a maximum output of 160Kw electrical power. Viridor engineers have viewed the first HR-L 300 unit and are awaiting confirmation of successful trials.

As part of our efforts to secure our manufacturing supply chain, an agreement has been made between the Company and Voith Gmbh, suppliers of the steam expander unit. Voith has undertaken to supply CPTI with 12 steam expander units, together with spares support, for the CESAR units produced in the first half of 2010. A production area has now been established at the Newhaven facility to allow pilot production of the CESAR units to commence. Supplier development has commenced to identify the most suitable high value component supply route whilst maintaining quality and protecting IP.  Additionally, we are continuing to identify and procure additional  commercialisation opportunities, including OEM engine manufacturers, who have expressed interest in our technology for vehicle and generator set installations.
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

Liquidity / Capital Resources

Through to the end of our most recent fiscal year ending August 31, 2009, and to the end of the quarter ending February 28, 2010, we have funded development efforts and working capital through offerings of convertible debentures and common stock, as well as by stockholder loans from a director and executive officer of the Company, and certain third party loans.

As at February 28, 2010, we had a cash balance of $66,881, as compared to a cash balance of $29,346 as at August 31, 2009.  The net increase in cash during the quarter was as a result of the sale of our common stock in the first quarter of this fiscal year, for total gross proceeds of $2,000,000.  Our cash during the six month period was most significantly utilized to: effect a decrease in the net balance of our accounts payable and accrued liabilities to $321,867 from $561,492 as at August 31, 2009; reduce wages payable to $nil from $56,098 as at August 31, 2009; increase the net value of plant and equipment assets to $921,914 from $831,168 as a result of additional gross capital asset acquisitions totalling $248,905, and; retire a loan payable of $84,000.

Furthermore, most significantly during the three and six month periods ending February 28, 2010, salaries and consulting fees increased from $411,746 (2009) to $451,066, but decreased from $882,638 (2009) to $872,725 respectively as a result of new hires by the Company’s wholly owned subsidiary, a year over year base-salary increase to the Company’s CEO, and with the 6 month year over year decrease ensuing from  a reduction in stock based compensation expenses, which figures were combined with salary and consulting fees expenses in recent periods; research and development costs increased from $91,512 to $131,377 and from $152,635 to $214,700 due to additional development efforts on the landfill units, and; professional fees increased from $78,840 to $188,933 and from $143,744 to $401,469 as a result of costs incurred from US legal counsel both in respect to intellectual property work and legal costs associated with financings.

Of note also from August 31,2009 to February 28, 2010, is an increase in wages payable to a related party from $499,582 to $799,582, respectively, as well as an increase of accounts payable – related party from $159,427 to $339,616, respectively, as a result of an officer and director accruing salary payable, and other advances to the Company.

Based on our overhead requirements and additional cash required to implement our development plan through the current fiscal year, we anticipate requiring additional capital in the third quarter of this fiscal year.  Our current estimate is a requirement for $2,600,000 through April 2010, followed by a further $1,600,000 in June of 2010.

As at the end of the current quarter, and as of the date of this report, the Company does not have sufficient capital to continue operations or to continue its development efforts, for the next three months or beyond.  In order to continue funding our development efforts and operational requirements, we will be required to raise additional capital by way of equity or stockholder loans. These efforts are already underway, and the Company is anticipating the closing of a financing in the amount of $1,000,000 by the end of April, 2010. However, there can be no assurance that the Company will be able to raise these required funds. If the Company cannot raise the required funds then operations may be reduced or cease.

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

If the Company is successful in obtaining additional funding as outlined above, and based upon the successful further testing and subsequent commercialization of existing prototypes, the Company anticipates first revenue to occur in the third quarter of 2010.

The Company has had no revenues for the period from inception to February 28, 2010.  The Company reported a three and six month loss from its operations totaling $1,056,768 and $1,938,859, respectively, as compared to a loss from operations totaling $1,123,546 (2009) and $1,964,008 (2009), respectively.   Within the current three and six month periods, certain expenses increased compared to the previous fiscal year periods as noted above, while change in valuation of stock option liability changed from $192,172 and $213,160 respectively, to $(7,768) and $(206,784), respectively.  The net loss for the three and six month current periods was $459,964 and $689,915, respectively, compared to a net loss of $1,130,663 and $128,204 respectively, which variations were largely as a result of changes to quarterly valuations of its derivative financial instruments, as detailed in the notes to the financial statements.
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

ITEM 4T.                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 28, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name & Address	Number of Shares Issued	Reason for Issuance
Ian Lloyd 9 Arundel Close Beachlands, Pevensey Bay East Sussex BN24 6SF	15,000 shares of common stock	Stock Award pursuant to an employment agreement.
Wayne Smith Flat 1 13 High Street Seaford East Sussex BN 251PE	15,000 shares of common stock	Stock Award pursuant to an employment agreement.
Maryam Saboohi 102 Keepers Lane Weaverham CW8 3BN	10,000 shares of common stock	Stock Award pursuant to a consulting agreement.
Virtrius Limited Attention: Winnie Guoping 1301 Bank of America Tower 12 Harcourt Road Hong Kong	100,000 shares of common stock	Stock award pursuant to a consulting agreement

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

ITEM 3.                               DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.                                REMOVED AND RESERVED

ITEM 5.                                OTHER INFORMATION

None.

ITEM 6.                                EXHIBITS

Exhibit	Identification of Exhibit
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.1(i)	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.1(ii)	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.2(i)	Amended and Restated Bylaws	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on January 22, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 19, 2006
10.4	2007 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Form SB-2 registration statement filed with the Securities and Exchange Commission on March 23, 2007
10.5	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
10.6	2008 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on April 17, 2008
10.7	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 28, 2008
10.8	Stock Purchase Agreement dated July 10, 2008, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.9	Promissory Note issued by the Company to The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008

Exhibit	Identification of Exhibit
10.10	Registration Rights Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.11	Pledge Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.12	Class A Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.13	Class B Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.14	Cooperation Agreement between the Company and Voith Turbo GmbH & Co., KG dated August 5, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
10.15	Memorandum of Understanding between the Company and Farm Fresh Marketing Inc. dated December 12, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2008
10.16	Lease Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.17	Option Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.18	Lease Agreement between Mr. Andrew Leaver and Mrs. Hilary Leaver and Clean Power Technologies Limited effective November 18, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.19	Stock Purchase Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.20	Form of Registration Rights Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.21	Form of Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.22	Form of Warrant issued by the Company to the Quecus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.23	Binding Letter of Intent between the Company and the University of Sussex dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.24	Assignment of Patent between the Company and the University of Sussex, Richard Stobart and Mudalige Weerasinghe dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.

Exhibit	Identification of Exhibit
10.25	2009 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on May 19, 2008
10.26	Amendment to the Articles of Incorporation and Bylaws of the Company.	Incorporated by reference to our Definitive Schedule 14C filed with the Securities and Exchange Commission on June 8, 2009.
10.27	Option Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 13, 2009.
10.28	Lease Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 13, 2009.
10.29	Memorandum of Understanding between NewEnco, Renewable Power Systems and the Company dated September 3, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 9, 2009.
10.30	Form of Amended and Restated Stock Purchase Agreement dated October 2, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.31	Form of Registration Rights Agreement between the Company and The Quercus Trust dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.32	Form of $0.27 Warrant issued by the Company to the Quecus Trust pursuant to the Amended and Restated Stock Purchase Agreement dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.33	Form of $0.38 Warrant issued by the Company to the Quecus Trust pursuant to the Amended and Restated Stock Purchase Agreement dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.34	Amendment No.1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009.
10.35	Form of Registration Rights Agreement dated October 16, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.36	Form of $0.54 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.37	Form of $0.60 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.38	Form of $0.77 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009

Exhibit	Identification of Exhibit
10.39	Form of $0.85 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
22.1	Notice of majority shareholder approval to increase authorized capital and establish two series of preferred shares.	Incorporated by reference to our Definitive Schedule 14C filed on July 2, 2008.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN POWER TECHNOLOGIES INC.

Date:	April 19, 2010	By:	/s/ Abdul Mitha
		Name:	Abdul Mitha
		Title:	President, Principal Executive Officer

Date:	April 19, 2010	By:	/s/ Diane Glatfelter
		Name:	Diane Glatfelter
		Title:	Secretary, Treasurer, Principal Financial Officer