Form 10-Q
period 2010-05-31
CLEAN POWER TECHNOLOGIES INC.
filed 2010-07-20
CIK 1282387

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

99,405,942 common shares outstanding as of July 19, 2010
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLEAN POWER TECHNOLOGIES INC.

i

PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended May 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2010.  For further information refer to the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

Page
Unaudited Consolidated Financial Statements	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statements of Cash Flows	F-4 to F-5

Notes to Unaudited Consolidated Financial Statements	F-6 to F-35

CLEAN POWER TECHNOLOGIES INC.

 (A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010

(Stated in US Dollars)

(UNAUDITED)

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
 (Stated in U.S. Dollars)
(Unaudited)

ASSETS	May 31, 2010	August 31, 2009
Current
Cash	$-	$29,346
Amounts Receivable	25,482	38,637
Prepaid expense	38,151	95,100
	63,633	163,083

Plant and equipment	818,319	831,168
Deferred financing costs, net of accumulated amortization of $177,539 and $107,705 as of May 31, 2010 and August 31, 2009, respectively	21,349	77,295
Total Assets	$903,301	$1,071,546

Liabilities and Stockholders' Deficiency
Current
Bank overdraft	$43,134	$-
Accounts payable and accrued liabilities	762,239	561,492
Accounts payable – related party	-	159,427
Prepaid deposit	84,000	84,000
Wages payable	-	56,098
Wages payable - related party	-	499,582
Loan payable	-	84,000
Stock option liability	-	718,836
Total current liabilities	889,373	2,163,435

Due to related party	-	445,690
Secured convertible notes payable - including $145,993 accrued interest	1,571,146	264,898
Embedded derivative liability	861,076	779,193
Warrant liability	988,368	1,667,173
Total Liabilities	4,309,963	5,320,389

Stockholders' Deficiency
Preferred stock: 100,000,000 Class "A" preferred shares authorized with zero shares outstanding; 100,000,000 Class "B" preferred shares authorized with zero shares outstanding;	-	-
Common Stock, $0.001 par value: 350,000,000 shares authorized; 99,405,942 and 72,220,695 shares issued and outstanding at May 31, 2010 and August 31, 2009, respectively.	99,406	72,221
Additional paid in capital	17,773,570	12,255,573
Accumulated other comprehensive loss	(104,766)	(58,221)
Accumulated deficit during the development stage	(21,174,872)	(16,518,416)
Total Stockholders' Deficiency	(3,406,662)	(4,248,843)
Total Liabilities and Stockholders' Deficiency	$903,301	$1,071,546

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Stated in U.S. Dollars)
(Unaudited)

	Three months ended May 31,		Nine months ended May 31,		May 12, 2006 (Date of Inception) to May 31,
	2010	2009	2010	2009	2010
Expense
Depreciation	$78,535	$70,551	$236,693	$179,565	$751,419
Office and administration	1,936,082	251,992	2,421,655	877,949	4,507,624
Organization costs	-	-	-	-	2,500
Research and development	72,786	82,882	287,486	235,516	1,583,226
Foreign exchange loss (gain)	(3,985)	83	9,033	11,913	21,276
Change in Valuation of Stock Option Liability	-	184,911	(206,784)	398,071	512,052
Professional fees	(11,371)	1,333,994	390,098	1,477,768	3,223,230
Salaries and consulting fees	426,061	392,601	1,298,786	1,100,240	8,801,772
Directors' fees	-	-	-	-	430,000
Administrator fees	-	-	-	-	258,000
(Loss) from operations	(2,498,108)	(2,317,014)	(4,436,967)	(4,281,022)	(20,091,099)

Other income and expense:
Interest expense	(662,820)	(123,110)	(1,320,252)	(366,598)	(2,133,718)
Derivative income (expense)	(781,649)	(394,893)	1,170,597	1,730,269	1,225,779
Deferred financing amortization costs	(23,964)	(23,315)	(69,834)	(69,185)	(175,834)
Total other income (expense)	(1,468,433)	(541,318)	(219,489)	1,294,486	(1,083,773)

Net income (loss) for the period	(3,966,541)	(2,858,332)	(4,656,456)	(2,986,536)	(21,174,872)

Other comprehensive loss:
Unrealized foreign exchange on transactions	(26,593)	1,589	(46,545)	(27,524)	(104,766)

Comprehensive gain (loss) for the period	$(3,993,134)	$(2,856,743)	$(4,703,001)	$(3,014,060)	$(21,279,638)

Basic and diluted (loss) per share	$(0.05)	$(0.04)	$(0.06)	$(0.04)

Basic and diluted weighted average number of shares	79,593,579	69,561,673	78,635,853	67,455,633

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Nine months ended May 31,		May 12, 2006
	2010	2009	(Date of Inception) to May 31, 2010
Cash flows from operating activities:
Net income (loss)	$(4,656,456)	$(2,986,536)	$(21,174,872)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation	278,767	179,565	793,493
Change in valuation of stock option liability	(206,784)	398,071	512,052
Amortization of debt discount	1,168,870	219,719	1,643,710
Amortization of deferred financing costs	69,834	69,185	177,539
Interest accrued on debt	31,890	30,042	170,062
Interest accrued on senior convertible notes	123,398	120,000	306,509
Derivative (income) expense	(1,170,597)	(1,730,269)	(1,225,779)
Issuance of common stock for professional services	-	1,176,000	1,809,609
Issuance of common stock for director services	-	33,630	430,000
Issuance of common stock for consulting services	14,000	-	1,185,880
Issuance of common stock for salary	450,000	-	3,050,000
Issuance of common stock for administrative services	-	-	258,000
Issuance of common stock for R&D	4,750	-	406,750
Issuance of stock award for consulting services	-	-	13,750
Stock-based compensation	1,928,320	376,958	2,798,705
Changes in assets and liabilities:
Amounts Receivable	9,652	(37,040)	(24,583)
Prepaid expenses and other current assets	50,678	(26,666)	(36,390)
Prepaid deposit	-	83,990	84,000
Accounts payable and accrued expense	16,033	332,040	1,290,017
Net cash used in operating activities:	(1,887,645)	(1,761,311)	(7,531,548)

Cash flows from investing activities:
Acquisition of plant and equipment	(265,918)	(513,599)	(1,588,382)
Cash acquired from business combination	-	-	62,070
Net cash used in investing activities:	(265,918)	(513,599)	(1,526,312)

Cash flows from financing activities:
Proceeds from issuance of senior convertible notes	200,000	-	2,015,000
Proceeds from issuance of common stock	2,000,000	1,000,000	4,743,766
Proceeds from loan	-	-	84,000
Repayment of loan	(84,000)	-	(84,000)
Due to related party	46,553	259,664	2,384,630
Net cash provided by financing activities:	2,162,553	1,259,664	9,143,396

Effect of foreign exchange on transactions	(81,470)	(42,978)	(128,670)

Net increase (decrease) in cash	(72,480)	(1,058,224)	(43,134)
Cash at beginning of period	29,346	1,203,030	-
Cash and cash equivalents at end of period	$(43,134)	$144,806	$(43,134)

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Stated in U.S. Dollars)
(Unaudited)

	Nine months ended May 31,		May 12, 2006
	2010	2009	(Date of Inception) to May 31, 2010
Supplemental schedule of cash flows:
Cash paid during the period for interest	$-	$-	$-

Supplemental schedule of non-cash financing and investing activities:
Conversion of note payable to common stock	$637,175	$-	$2,167,931
Conversion of option liability to common stock	512,052	-	512,052
Conversion of prior year salary payable to common stock	499,582	-	499,582

Total:	$1,648,809	$-	$3,179,565

SEE ACCOMPANYING NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
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

Note 2 - Interim Financial Statements

While the information presented in the accompanying nine months to May 31, 2010 interim consolidated financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented in accordance with accounting principles generally accepted in the United States of America. It is suggested that these financial statements be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended August 31, 2009. Operating results for the nine months ended May 31, 2010 are not necessarily indicative of the results that can be expected for the fiscal year ending August 31, 2010.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
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

These interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for the next twelve months.  Realization values may be substantially different from carrying values as shown and these consolidated financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  At May 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $21,174,872 since its inception, has negative working capital of $825,740 and expects to incur further losses in the development of its business. The Company is currently seeking additional financing opportunities.

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
May 31, 2010
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

The following table summarizes the components of the derivative liabilities:

	May 31, 2010	August 31, 2009
Embedded derivative liability:
$2,000,000 face value secured convertible notes due July 10, 2010	$(720,187)	$(779,193)
$200,000 face value secured convertible notes due December 21, 2010	(140,889)	-
	$(861,076)	$(779,193)

Warrant liability:
$2,000,000 face value secured convertible notes due July 10, 2010	$(570,000)	$(1,666,429)
$1,000,000 common stock purchase agreement dated February 10, 2009	--	(744)
$500,000 common stock purchase agreement dated October 2, 2009	(236,875)	--
$1,000,000 common stock purchase agreement dated October 16, 2009	(181,493)	--
	$(988,368)	$(1,667,173)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

The following table summarizes the number of common shares indexed to the derivative financial instruments as of May 31, 2010:

	Compound Embedded Derivatives	Warrant Derivatives	Total Derivatives
Our financing arrangement giving rise to derivative financial instruments and indexed shares:
$2,000,000 face value secured convertible notes due July 10, 2010	10,000,000	7,142,858	17,142,858
$500,000 common stock purchase agreement dated October 2, 2009	--	3,125,000	3,125,000
$1,000,000 common stock purchase agreement dated October 16, 2009	--	4,481,308	4,481,308

Ending balance, May 31, 2010	10,000,000	14,749,166	24,749,166

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
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 3 - Summary of Significant Accounting Policies (Continued)

(d)	Financial Instruments (Cont’d)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our derivative financial instruments by type of financing:

	Three months ended May 31,		Nine months ended May 31,		May 12,2006 (Date of inception) to May 31,
	2010	2009	2010	2009	2010
Financing arrangement: $2,000,000 face value secured convertible notes due July 10, 2010
Compound Embedded derivative	$(386,317)	$(153,819)	$59,006	$970,269	$829,558
Warrant derivatives	(207,857)	(255,714)	1,096,429	759,142	2,199,857
$200,000 face value convertible notes due December 21, 2010
Compound embedded derivative	-	-	-	-	-
$1,000,000 common stock purchase agreement dated February 10, 2009
Warrant derivatives	-	14,640	744	21,960	744,240
$500,000 common stock purchase agreement dated October 2, 2009
Warrant derivatives	(106,812)	-	33,688	-	33,688
$1,000,000 common stock purchase agreement dated October 16, 2009
Warrant derivatives	(80,663)	-	(19,270)	-	(19,270)
Change in fair value of derivative	(781,649)	(394,893)	1,170,597	1,751,371	3,788,073

Day-one derivative losses:
Secured convertible notes due July 10, 2010	-	-	-	-	(2,541,192)
Common stock purchase agreement dated February 10, 2009	-	-	-	(21,102)	(21,102)
Total derivative income (expense)	$(781,649)	$(394,893)	$1,170,597	$1,730,269	$1,225,779

Our derivative liabilities as of May 31, 2010 and our derivative income during the quarterly period and nine months ended May 31, 2010 and from inception through May 31, 2010 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
The market price of our common stock, which significantly affects the fair value of our derivative financial instruments, experienced material price fluctuations. To illustrate, the closing price of our common stock decreased from $0.55 on July 10, 2008 to $0.19 on May 31, 2010. The lower stock price on May 31, 2010 had the effect of significantly decreasing the fair value of our derivative liabilities and, accordingly, we were required to adjust the derivatives to these lower values with charges to derivative income.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
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

ASC 825-20 Registration Payment Arrangements (pre-Codification FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements) provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to ASC 450-20 Loss Contingencies (pre-Codification FAS No. 5 Accounting for Contingencies), which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of May 31, 2010, our management concluded that registration payments are not probable.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 4 - Amounts Receivable

Amounts receivable of $25,482 consists of refundable tax credits for the Value Added Tax (“VAT”) paid on purchases with respect to the operations of CPTL-UK in the United Kingdom.  CPTL-UK files quarterly returns with respect to the VAT transactions.

Note 5 - Plant and Equipment

	May 31, 2010
	Cost	Accumulated Amortization	Net Book
Vehicles	$105,719	$(71,103)	$34,616
Machinery	829,531	(443,277)	386,254
Computer and office equipment	294,825	(156,695)	138,130
Leasehold improvements	377,879	(118,560)	259,319
	$1,607,954	$(789,635)	$818,319

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
May 31, 2010
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

Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of these unearned performance-based awards as at May 31, 2010 due to the uncertainty surrounding realization of the benefit of the awards.

On February 1, 2009, the Company entered into an addendum to accelerate the annual salary increase permitted under the contract upon achieving certain development benchmarks.  As a result, starting March 1, 2009 Mr. Burn’s monthly salary was adjusted to a base of £12,100.  During the nine months ended May 31, 2010, Michael Burns, the project manager who is also a member of the Board of Directors of the Company and an officer of wholly-owned subsidiary CPTL-UK was paid $172,210 (£109,000) under the terms of his employment agreement.

On June 8, 2010, we entered into a working capital financing in the aggregate principal amount of $1,000,000 (the “2010 Financing”) with The Quercus Trust, an entity which has previously invested in the Company. Concurrently with the Initial Closing, the Company and Mr. Burns entered into a new Executive Employment Agreement providing for, among other things, a base salary of $186,480 (£120,000) as well as certain performance bonuses and equity incentives as more fully described therein.

(b)
On July 26, 2006, CPTL-UK entered into a three-year lease agreement with an officer of CPTL-UK to lease the office and laboratory premises. Upon expiration of the lease the officer agreed to continue to provide month to month use of the premises at a rate of £1,647 per month, plus certain taxes, until such time as a long-term lease can be negotiated. During the nine months ended May 31, 2010, an expense of $25,600 (£16,205) was charged as rent.

(c)
Pursuant to an employment agreement dated May 22, 2008, between the Company and its CEO, Mr. Abdul Mitha, Mr. Mitha invoiced the Company $450,000 with respect to his monthly salary obligation for the nine month period ended May 31, 2010. During the nine month period Mr. Mitha did not receive any cash payments from the Company, leaving $949,582 due and payable to Mr. Mitha in salary obligations as at May 1, 2010. Under an amendment to his employment agreement dated June 8, 2010, but effective as of May 31, 2010, the salary obligations totaling $949,582 were paid in full through the issuance of 4,997,800 shares of the Company’s common stock.

Terms of the new executive employment agreement between the Company and Mr. Mitha include the following:
-	Annual base salary of $202,010 (£130,000);
-	Housing allowance not to exceed $3,100 (£2,000) per month and use of a company vehicle;
-	Reimbursement of reasonable out of pocket expenses; and
-	Annual travel expenses of $15,000 between Canada and the UK.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
(Stated in U.S. Dollars)
(Unaudited)

Note 6 - Related Party Transactions (Continued)

On July 23, 2009, the Company determined it had successfully achieved the first benchmark in its development program whereby the Refrigeration Compact Heat Exchanger (the “Refrigeration Unit”) for the grocery truck/trailer was successfully tested.  Under the terms of Mr. Mitha’s employment contract in force at that time, he was entitled to be issued 200,000 shares each time a formal test for an industry application is successful.  As a result, an expense totalling $110,000 to stock based compensation was recorded in the prior fiscal year, and the Company issued a total of 200,000 shares of the Company’s common stock on September 24, 2009.

During the nine month period ended May 31, 2010 Mr. Mitha advanced $241,719 (2009- $259,664) for operations, under the terms of a convertible debenture approved September 28, 2006. In respect of these advances, the Company did not record amortization of loan discount due to the fair value of the common stock ($0.19 is less than the exercise price ($0.50) (2009 - $107,692).  During the nine months ended May 31, 2010, the Company made cash payments to Mr. Mitha to retire $195,166 of the outstanding convertible debenture. As at May 31, 2010, the notes payable due to Mr. Mitha totaled $589,717 which amount reflects convertible loans totaling $637,175, net an unamortized discount of $47,458. Under the June 8, 2010 amendment to employment agreement discussed above and effective as of May 31, 2010 all the convertible notes due to Mr. Mitha were paid in full by issuing 3,353,555 shares of the Company’s common stock.

On June 8, 2010, we entered into a working capital financing in the aggregate principal amount of $1,000,000 (the “2010 Financing”) with The Quercus Trust, an entity which has previously invested in the Company. Concurrently with the Initial Closing, the Company and Mr. Abdul Mitha, the Company’s Chief Executive Officer and member of the Board of Directors, entered into an amended executive employment agreement providing for, among other things, revisions to base salary and the issuance of shares for the settlement of accrued obligations. All options to acquire securities of the Company held by Mr. Mitha were cancelled. In exchange for and in full and final satisfaction of such option cancellation, for all salary and other benefits owing to Mr. Mitha, the Company shall issue to Mr. Mitha 19,800,000 shares of Common stock. This amendment was recorded on the financial statements ended May 31, 2010. As a result of the issuance of shares for the settlement of accrued obligations, a compensation expense totaling $1,786,084 was recorded in the quarter ended May 31, 2010. The following table summarizes the allocation of 19,800,000 shares:

	Number of shares	Amount
Salary obligation	4,997,800	$949,582
Convertible notes	3,353,555	637,175
Option liability	2,048,205	512,052
Compensation	9,400,440	1,786,084
	19,800,000	$3,884,893

(d)
Commencing July 2008, the Company has entered into various stock purchase and secured financing agreements with the Quercus Trust, which entity became a related party to the Company effective February 2009, upon completion of a further stock purchase agreement. Mr. David Gelbaum, the trustee of the Quercus Trust, was appointed to the Board of Directors of the Company effective October 19, 2009. Presently the Quercus trust owns a total of 8,773,194 shares of the Company’s common stock and has an option to acquire a further 28,082,498 shares of the Company’s common stock at $0.15 per share as a result of certain amendments the original share purchase and warrant agreements effective June 8, 2010, exclusive of interest payments on the secured convertible notes which are also payable in shares of the Company’s common stock, under the terms of various stock purchase and secured financing agreements. Refer to Notes 8 and 9 for additional details of all stock purchase and financing agreements. On February 24, 2010, Mr. David Gelbaum resigned from his position as a member of the Board of Directors of the Company. The Company's Board currently consists of three members, one of whom is currently an affiliate of the Quercus Trust.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
(Stated in U.S. Dollars)
(Unaudited)
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

(b)
During the year ended August 31, 2007, the Company entered into an agreement with Abchurch Communications Limited to provide certain integrated financial and corporate communications services.  Under the terms of the agreement, Abchurch will provide four (4) phases of services to assist the Company in securing a listing on the AIM Exchange in London.  Fees payable under the agreement include a project fee of £40,000 (approximately U.S. $80,000), of which, the Company has remitted a total of £35,000 (approximately U.S. $70,000).  The agreement also provided for quarterly consulting fees of £12,000 (approximately U.S. $24,400). The Company renegotiated the quarterly payments required under the contract effective April 1, 2008 whereby quarterly fees were reduced to £3,000 per month for the period January to March 2008, and thereafter to £2,000 per month for the remaining term of the contract.  The Company terminated the contract on July 1, 2009.  During the nine months ended May 31, 2010 the Company has remitted a total of $3,895 in respect of the balance of fees outstanding up to the date of termination.

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
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

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

Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of the unearned performance-based awards as at May 31, 2010 due to the uncertainty surrounding realization of the benefit of the awards.

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

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

(g)
During the nine months ended May 31, 2010 and prior, the Company’s wholly-owned subsidiary CPTL-UK entered into various employment contracts which call for a total of 5,475,000 shares of the Company’s common stock to be issued as stock awards upon completion of certain technology development benchmarks.  On July 23, 2009, the first of these benchmarks was reached and the Company has recorded a stock based compensation expense totalling $330,000 as it relates to the issuance of 600,000 common shares. Using the guidance provided in ASC 718 the Company has not recorded compensation cost in respect of the remaining unearned performance-based awards as at May 31, 2010.  The Company has determined it is currently doubtful that employees will earn the right to benefit from the remaining awards. Additionally, under the above noted contracts the Company agreed to certain service based awards which shall be earned annually.  In total the Company granted 750,000 service-based awards, in respect of which the Company has recognized a stock-based compensation expense.  Refer to Note 10(ii) – Restricted Stock Awards for additional details.

(h)
Effective November 13, 2008 the Company entered into a five (5) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $21,680 (£15,000) payable quarterly commencing March 2009.  Concurrently the Company entered into an option to purchase the aforementioned property, exercisable March through August 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the nine months ended May 31, 2010, the Company paid total $17,774 (£11,250) plus applicable taxes.

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$5,420
2011	21,680
2012	21,680
2013	21,680
2014	3,612
Total:	$74,072

(i)
On November 18, 2008 CPTL–UK entered into a six month renewable lease agreement for a corporate housing facility located in Surrey, United Kingdom for use by the Company’s CEO, Abdul Mitha.  The lease called for monthly rent in the amount of $1,800 (£1,250) plus applicable taxes and expired May 17, 2009.  The lease was renewed subsequent to the quarter for a term of 12 months, expiring in May, 2010.   During the nine months ended May 31, 2010, the Company paid total $17,774 (£11,250) plus applicable taxes and utilities. The lease payments for each of the two succeeding fiscal years are as follows:

2010	$5,420
2011	21,680
Total:	$27,100

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)
Note 7 - Commitments (Continued)

(j)
Effective February 1, 2009 the Company entered into a six (6) year lease for office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $23,125 (£16,000) plus taxes and expenses, payable monthly in advance, commencing January 30, 2009.  Concurrently the Company entered into an option to purchase the aforementioned property during the period April 30, 2014 through January 29, 2015, for a purchase price of £230,000. During the nine months ended May 31, 2010, the Company paid total $18,959 (£12,000) plus applicable taxes. The lease payments for each of the five succeeding fiscal years are as follows:

2010	$5,781
2011	23,125
2012	23,125
2013	23,125
After 2013	32,760
Total:	$107,916

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

▪
During the nine months ended May 31, 2010, the Company accrued expenses totaling $260,000 under the March 12, 2009 and May 5, 2009 agreements.  The Company did not make any cash payments to Gersten Savage during the quarter ended May 31, 2010. Subsequently on July 12, 2010, the Company and Gersten Savage LLP commenced discussion regarding outstanding accrued expenses. The Company and Gersten Savage determined that upon satisfactory payment terms being negotiated for outstanding amounts, Gersten Savage would agree to an accrual of the monthly portion of these IP retainers beginning November 2009 and would accrue in both November and December of 2009. Further Gersten Savage agreed to halt the monthly accruals from December 2009 as an additional courtesy to the Company.   Gersten Savage LLP did not provide monthly bills for the monthly amounts, which were in fact recorded on the Company’s books. In respect to this understanding between the Company and Gersten Savage, the Company reversed the accrued expense totaling $185,000.   However, should the Company and Gersten Savage fail to reach a satisfactory arrangement for payment of outstanding accrued amounts, Gersten Savage would have the right to invoice pursuant to the terms of their agreements and

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 7 - Commitments (Continued)

▪	the $185,000 written off would be due and payable by the Company.

▪
During the nine months ended May 31, 2010, Gersten Savage LLP invoiced the Company for legal service fees related to general corporate and other corporate legal matters for a total of $187,526. Gersten Savage LLP received payments against its outstanding fees from all general corporate and corporate matters totaling $85,000, leaving $244,954 due and payable to Gersten Savage LLP as at May 31, 2010.

▪
Under the terms of the retainer agreements the Company further agrees to grant piggyback registration  and/or S-8 rights and shall include the Designees’ shares of restricted common stock in its next registration statement.  The Company has also granted certain anti-dilution rights to the shares of common stock issued under the retainers.

(l)
On June 29, 2009 the Company entered into a five (5) year lease for additional office and warehouse space in a property located in New Haven, East Sussex, U.K., adjacent to its current leased facilities at an annual rate of $21,680 (£15,000) payable quarterly commencing June 2009.   Concurrently the Company entered into an option to purchase the aforementioned property, exercisable June 2009 through December 2010, for a purchase price the greater of (i) the price stated in an Independent Valuation or (ii) £425,000 less any reductions previously specified and agreed in a former option agreement.  During the nine months ended May 31, 2010, the Company paid total $17,774 (£11,250) plus applicable taxes.

The lease payments for each of the five succeeding fiscal years are as follows:

2010	$5,420
2011	21,680
2012	21,680
2013	21,680
2014	18,065
Total:	$88,525

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing

Our secured convertible notes payable consisted of the following as of May 31, 2010 and August 31, 2009:

	May 31,2010	August 31,2009
Face value $2,000,000 secured convertible notes, bearing interest at 8% per annum, originally due July 10, 2010 (1)	$1,362,578	$242,304
Face value $200,000 secured convertible notes, bearing interest at 10% per annum, due December 21, 2010	62,575	-
	$1,425,153	$242,304

(1)
As more fully discussed in Note 14 - Subsequent Events, on June 8, 2010 we amended our face value $2,000,000 secured convertible note to provide for an extended term, a higher interest rate and a lower conversion rate. The modifications were substantial and, accordingly, the convertible note was extinguished in that period.

On July 10, 2008 we entered into a financing arrangement with The Quercus Trust. The financing arrangement involved the issuance of $2,000,000 of 8.0% secured convertible notes payable, due the earlier of July 10, 2010 or the date in which we complete a debt or equity financing resulting in gross proceeds exceeding $4.5 million (the “Funding”). If we consummate the Funding, the holder will be paid a 20% premium on the principal and interest due on the note.  As of May 31, 2010 the Funding has not been completed.  The secured convertible notes are convertible into our common shares, at the option of the holder, on the earlier of July 10, 2009 or upon effective registration of our common stock, based upon a fixed conversion price of $0.35 but are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than the conversion price. The secured convertible notes bear interest at the rate of 8% per year, payable annually.  Interest is payable either in cash or, at our option, in shares of our common stock. The holder has the option to redeem the secured convertible notes for cash in the event of defaults and certain other contingent events, including default in payment of principal or interest, timely issuance of shares, cross default with other agreements, a change in control event and events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). Upon an event of default, interest is payable at a default rate of 10% per year. If a change in control occurs, the holder may elect to have the note redeemed at 110% of the amount owed (the “Change in Control Put”) and it is payable in cash or stock, at our option. We have the option to redeem the note any time prior to July 10, 2009 at a 20% premium. In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof for six months following the maturity of the note and warrants; we would be required to pay monthly liquidating damages of 1.0% for defaults under this provision.

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
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

We received net proceeds of $1,815,000 from the July 10, 2008 financing arrangement. Incremental, direct financing costs of $185,000 were included in deferred financing costs and are subject to amortization using the effective method. Accumulated amortization of deferred financing costs, which is included in interest expense, amounted to $23,964 during the current quarter and $177,539 since inception.

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

The investor warrants issued in the financing transaction contain redemption provisions which are contingent on the Company being acquired in an all cash transaction.  According to the terms of the warrant agreements, if the Company is acquired in an all cash transaction, we must pay the Holder cash equal to the value of the warrant as determined by the Black-Scholes option pricing formula on the date of transaction. Since our trading market price is an input into the Black Scholes option pricing formula, future changes in the value of our common stock will affect the amount that could be paid; however, the amount is not determinable unless the transaction occurs. A change in control is considered to be outside of management’s control, accordingly, the settlement alternative is considered to be outside the Company’s control.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

May 31,2010
Face value	$2,000,000
Less: unamortized discount	(637,422)
Carrying value	$1,362,578

The Secured Convertible Debt bears interest at the rate of 8% per year, payable annually. Interest expense recorded related to the amortization of debt discount and interest expense at the contractual rate were as follows:

	Three months ended May 31,		Nine months ended May 31,		May 12,2006 (Date of inception) to May 31,
	2010	2009	2010	2009	2010

Amortization of debt discount	$596,344	$14,677	$1,120,274	$52,393	$1,338,347
Interest at contractual rate	$39,451	$39,451	$78,904	$78,904	$302,045

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

The following tabular presentation sets forth the derivative fair values as of the inception date of the financing transaction, August 31, 2009 and May 31, 2010:

	Compound Embedded Derivatives	Warrant Derivative	Total Derivatives
Inception date (July 10, 2008)	$(1,549,746)	$(2,769,857)	$(4,319,603)
August 31, 2009	$(779,193)	$(1,666,429)	$(2,445,622)
May 31, 2010	$(720,187)	$(570,000)	$(1,290,187)

Information and significant assumptions embodied in our valuations (including equivalent amounts across ranges of simulations resulting from the calculations) are illustrated in the following tables:

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

	Compound Embedded Derivative
$2,000,000 face value secured convertible notes due July 10, 2010:	Inception	August 31, 2009	May 31, 2010
Conversion price (1)	$0.35	$0.35	$0.20
Effective conversion price (2)	$0.35	$0.35	$0.15
Volatility	72.14% - 87.52%	24.56% - 94.29%	27.44% - 209.24%
Term (years)	2.00	0.858	0.110
Credit-risk adjusted yield	7.13% - 10.39%	9.28%	6.17%
Interest-risk adjusted rate	9.19% - 9.68%	5.94% - 8.00%	8.00%

Equivalent volatility (3)	78.96%	63.88%	137.14%
Equivalent term (years) (3)	1.82	0.855	.110
Equivalent credit-risk adjusted yield (3)	8.50%	9.28%	6.17%
Equivalent interest-risk adjusted rate (3)	9.48%	7.14%	8.00%

(1)
Due to full-ratchet anti-dilution provisions in the convertible note agreement, the conversion price decreased from $0.35 to $0.20 on October 2, 2009 when we entered into a financing with a price of $0.20.

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

	Inception		August 31, 2009		May 31, 2010
	Class A Warrant Derivative	Class B Warrant Derivative	Class A Warrant Derivative	Class B Warrant Derivative	Class A Warrant Derivative	Class B Warrant Derivative
Warrants to purchase common stock:
Strike price (1)	$0.60	$0.80	$0.45	$0.45	$0.35	$0.35
Volatility	98.83%	98.83%	88.39%	88.39%	103.67%	103.67%
Term (years)	5.00	5.00	3.86	3.86	3.11	3.11
Risk-free rate	3.10%	3.10%	2.39%	2.39%	1.26%	1.26%
Dividends	--	--	--	--	--	--

(1)
The strike price of the Class A and Class B Warrants were reduced from their contractual strike prices of $0.60 and $0.80, respectively, because the warrant agreements contain down-round protection features and we subsequently issued warrants with a lower strike price. In accordance with the terms of the warrant agreements, the adjustment to the strike price related to down-round protection features was limited to $0.35.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 8 - Senior Secured Convertible Note Financing (Continued)

On May 21, 2010, we entered into an aggregate face value $1,000,000 working capital financing arrangement with The Quercus Trust. As of May 31, 2010, we had issued a $200,000 Senior Convertible Promissory Note. Notes under the financing arrangement bear interest at 10% and are due in principal and interest on December 21, 2010. While outstanding, the holders have the right to convert the notes at a rate of $0.15 per common share, which rate is subject to adjustment for equity restructuring events and dilutive issuances. As a result, the embedded derivative required bifurcation. The following table reflects the allocation of the proceeds:

Compound embedded derivative	$140,889
Secured convertible notes	59,111
Proceeds	$200,000

The discount associated with the allocation of the basis on the transaction date is subject to amortization using the effective interest method at a daily effective rate of 0.57%. The following table summarizes the amortization of debt discount:

Amount allocated, above	$59,111
Amortization	3,464
Carrying value at May 31, 2010	$62,575

Key assumptions underlying the valuation of the derivative are as follows:

May 31, 2010
Conversion price	$0.15
Volatility range	161.62% - 234.29%
Term (years)	0.58
Credit-risk adjusted yield range	11.86% - 11.93%
Interest-risk adjusted rate range	5.94% - 14.80%

Equivalent volatility (3)	205.84%
Equivalent term (years) (3)	0.51
Equivalent credit-risk adjusted yield (3)	11.88%
Equivalent interest-risk adjusted rate (3)	12.32%

All of our derivative financial instruments are subject to adjustment to fair value each quarter with adjustments reflected in our income. Among the inputs that have a significant bearing on the fair value of our derivatives are our trading stock price and our historical trading level volatilities. Significant changes in these inputs to our valuation will result in significant charges or credits to our income.

On June 8, 2010 the Company entered into a formal working capital financing in the aggregate principal amount of $1,000,000 (the “2010 Financing”) with The Quercus Trust an entity which has previously invested in the Company. As part of this financing, the $200,000 Senior Convertible Promissory Note discussed above was extended to a 24 month term with a maturity date of May 21, 2012. Please refer to Note 14 – Subsequent Events.

CLEAN POWER TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
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

The exercise prices of the warrants are subject to adjustment for down-round, anti-dilution protection. Accordingly, if we sell common stock or common share indexed financial instruments below the stated exercise price, the warrant exercise price adjusts to a lower amount based on the following formula: the amount received for the new share of common stock, multiplied by a fraction, the numerator which is the stated exercise price and the denominator which is the purchase price per share paid by the purchaser for the common stock related to the warrants, provided that the exercise price may not be adjusted to lower than $0.45. The warrants contain a cash “make-whole” penalty for timely issuance of shares and a cashless exercise provision embodied in the warrant agreements operates as an explicit limit on the number of shares issuable upon exercise.  The warrants are redeemable for cash contingent on the Company being acquired in an all cash transaction in an amount equal to the value of the warrant as determined by the Black-Scholes option pricing formula on the date of transaction. Since our trading market price is an input into the Black Scholes option pricing formula, future changes in the value of our common stock will affect the amount that could be paid; however, the amount is not determinable unless the transaction occurs. A change in control is considered to be outside of management’s control, accordingly, the settlement alternative is considered to be outside the Company’s control.

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
May 31, 2010
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
May 31, 2010
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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) of the warrants issued in the October 2, 2009 transaction as of their inception dates and May 31, 2010 are illustrated in the following tables:

	Inception		May 31, 2010
Warrants to purchase common stock:
Common shares indexed	1,875,000	1,250,000	1,875,000	1,250,000
Effective strike price (1)	$0.27	$0.38	$0.16	$0.21
Volatility	108.06%	108.06%	234.67%	234.67%
Term (years)	0.84	0.84	0.34	0.34
Risk-free rate	0.37%	0.37%	0.22%	0.22%
Dividends	--	--	--	--

(1) The effective strike price embodies the value of the anti-dilution provisions.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 9 - Common Stock Purchase Agreement (Continued)

Information and significant assumptions embodied in our valuations of the warrants issued in the October 16, 2009 transaction as of their inception dates and May 31, 2010 are illustrated in the following tables:

	October 16 ,2009
Warrants to purchase common stock:
Common shares indexed	1,857,852	833,333	1,234,568	555,555
Effective strike price (1)	$0.45	$0.45	$0.45	$0.46
Volatility	123.54%	123.54%	123.54%	123.54%
Term (years)	1.00	1.00	1.00	1.00
Risk-free rate	0.36%	0.36%	0.36%	0.36%
Dividends	--	--	--	--

	May 31, 2010
Warrants to purchase common stock:
Common shares indexed	1,857,852	833,333	1,234,568	555,555
Effective strike price (1)	$0.45	$0.45	$0.45	$0.45
Volatility	231.75%	231.75%	231.75%	231.75%
Term (years)	.38	.38	.38	.38
Risk-free rate	0.22%	0.22%	0.22%	0.22%
Dividends	--	--	--	--

(1) Due to down-round protection features in the warrant agreements, the exercise price adjustment floor of $0.45 was used to calculate the fair value of the warrants.

ASC 820-10-55-62 Fair Value Measurements and Disclosures (pre Codification FAS No. 157 Fair Value Measurements) provides that for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period, a reconciliation is required of the beginning and ending balances. The reconciliation of our derivative liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of May 31, 2010 is as follows:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Compound Embedded Derivative		Warrant Derivative		Total
Beginning balance, August 31, 2009	$	(779,193)		$(1,667,173)	$	(2,446,366)
Total (gains) or losses included in earnings		59,006		1,111,591		1,170,597
Issuances:
Warrants issued in conjunction with October 2, 2009 common stock purchase agreement		--		(270,563)		(270,563)
Warrants issued in conjunction with October 16, 2009 common stock purchase agreement		--		(162,223)		(162,223)
Compound embedded derivative associated with the $200,000 face value convertible note		(140,889)		--		(140,889)

Ending balance, May 31, 2010	$	(861,076)	$	(988,368)	$	(1,849,444)

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 10 - Common Stock

(a)	During the nine months ended May 31, 2010, the Company issued shares of common stock as follows:

(i)	435,000 shares to employees and consultants as compensation for services rendered;
(ii)	170,000 shares to employees and consultants under a Stock Option and Award Plan in respect of service based awards;
(iii)	700,000 shares, which had been previously reserved for issuance with respect to performance based awards under a Stock Option and Award Plan;
(iv)	6,080,247 shares in respect of a common stock purchase agreement. Refer to Note 9 – Stock Purchase Agreement, above; and
(v)	19,800,000 shares were issued to Abdul Mitha in settlement of his outstanding loans and his amended employment contract which was executed on June 8, 2010 with an effective date of May 31, 2010.

(b)	Stock-based compensation:

(i)	Executive stock options

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
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 10 - Common Stock (Continued)

(b)	Stock-based compensation (continued):

(i)	Executive stock options (continued)

Additionally, we have not applied a forfeiture rate to these shares as under the terms of the Agreement the shares are guaranteed to become fully vested.

The fair value of each option granted was computed using the Black-Scholes method using the following weighted-average assumptions:

Stock Price (Issue date)	Exercise price	Risk Free interest rate	Date of issue	Expiration date	Term (years)	Volatility	Value
$0.55	$0.548	2.34%	5/1/2008	5/1/2014	2.4260	82.83%	$0.27
$0.14	$0.190	2.30%	5/1/2008	5/1/2015	2.5493	102.74%	$0.09
$0.14	$0.190	2.30%	5/1/2008	5/1/2016	3.0342	102.74%	$0.09
$0.14	$0.190	2.30%	5/1/2008	5/1/2017	3.5356	102.74%	$0.09
$0.14	$0.190	2.30%	5/1/2008	5/1/2018	4.0288	102.74%	$0.10
$0.14	$0.190	2.30%	5/1/2008	5/1/2019	4.5219	102.74%	$0.10

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

On June 8, 2010, we entered into a working capital financing in the aggregate principal amount of $1,000,000 (the “2010 Financing”) with The Quercus Trust, an entity which has previously invested in the Company. Concurrently with the Initial Closing, the Company and Mr. Abdul Mitha, the Company’s Chief Executive Officer and a member of the Board of Directors, entered into an amended executive employment agreement. Under the new agreement all options to acquire securities of the Company held by Mr. Mitha are cancelled effective May 1, 2010. Refer Notes 6 (c) – Related Party Transactions.

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
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

During the nine month period ended May 31, 2010 the Company has issued a total of 870,000 shares to employees and consultants under its various stock option and award plans.

Under ASC 718, restricted stock awards are granted subject to certain restrictions, including in some cases service conditions. The grant-date fair value of restricted stock awards, which has been determined based upon the market value of the Company’s shares on the grant date, is expensed over the vesting period.  During the nine months ended May 31, 2010 the Company has granted 50,000 stock awards under its available Stock Option and Stock Award Plans to certain employees which are subject to certain service conditions, including term of employment.  265,000 previously issued stock awards remain unvested as at May 31, 2010.   In respect of these awards, the Company has recognized a stock-based expense of $52,237 with respect to the vested portion at May 31, 2010, and unrecognized compensation expense totaling $42,211 is expected to be recognized over fiscal 2011, 2012 and thereafter as to $9,673, $25,085 and $7,453, respectively.
The following table summarizes information on the Company’s restricted stock awards.

	Number	Weighted Average Grant Date Fair Value

Unvested, at August 31, 2009	275,000	$0.53
Granted	50,000	$0.20
Vested	60,000
Forfeited	-
Unvested, end of May 31, 2010	265,000	$0.47

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 11 - Warrants

The Company had outstanding warrants to purchase 15,320,594 and 10,714,286 shares of its common stock at May 31, 2010 and August 31, 2009, respectively, at prices ranging from $0.27 to $0.85 per share. Refer to Notes 8 and 9 above for details on adjustments to warrant pricing.

The following schedule shows the warrants outstanding and changes made during the nine month period ended May 31, 2010:
	Number	Weighted Average Exercise Price
Warrants outstanding, August 31, 2009	10,714,286	$0.70
Changes during the nine month period ended May 31, 2010
Granted	7,606,308	$0.51
Exercised	-	-
Expired	3,000,000	-
Warrants outstanding, May 31, 2010	15,320,594	$0.43

Warrants outstanding at May 31, 2010 expire as follow:

Year	Number of Shares
2010	7,606,308
2013	7,714,286

Detailed terms of the valuations of the above noted warrants are discussed above in Note 8 – Secured Convertible Note Financings and Note 9 – Stock Purchase Agreement.

On June 8, 2010 the Company entered into a working capital financing in the aggregate principal amount of $1,000,000 (the “2010 Financing”) with The Quercus Trust, an entity which has previously invested in the Company.  Further, as part of the 2010 Financing, the Company and Quercus amended all outstanding warrants issued to Quercus to reset the exercise price to $0.15 per share and to extend the terms of such warrants until May 21, 2017.

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

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 12 - New Accounting Standards – (Continued)

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2010-19 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

On September 3, 2009, the Company entered into a Memorandum of Understanding (the "MOU") with NewEnco and Renewable Power Systems ("RPS").   The MOU sets out the terms and conditions whereby the Company, NewEnco and RPS have agreed to work together through the MOU which is referred to as a Collaboration Agreement with the ultimate goal of making landfill site operations more energy efficient by installing a system developed and manufactured by the Company that utilizes the heat recovery system on a landfill gas engine and recovers the exhaust heat which will be used to make electricity and feed this into the national grid.   The terms of the MOU call for the Company to place a heat recovery system on a landfill gas engine on the RPS and NewEnco site at Abingdon, U.K. which will be used to recover the exhaust heat which the Company will use to make electricity and feed into the national grid.  The Company has commenced field tests. Each of the parties to the MOU shall be responsible for their own costs in connection with the project.

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

On April 27, 2010 an employee of CPTL-UK reached the anniversary date of his employment contract allowing for the vesting of 15,000 shares of common stock as a service based award.  As at the date of this report the shares remain unissued.

Note 14 - Subsequent events

On June 1, 2010 an employee of CPTL-UK reached the anniversary date of his employment contract allowing for the vesting of 25,000 shares of common stock as a service based award.

On June 8, 2010, we entered into a working capital financing in the aggregate principal amount of $1,000,000 (the “2010 Financing”) with The Quercus Trust an entity which has previously invested in the Company. The terms of the financing are as follows: (i) the Company issued to Quercus a twenty-four month Senior Secured Convertible Promissory Note in the amount of $1,000,000 (the “Note”), bearing interest at the rate of ten percent (10%) per annum payable quarterly in common stock of the Company; (ii) tranches of $200,000 and $300,000 closed on May 21, 2010 and June 8, 2010, and (iii) additional tranches of $125,000 are to close on each of July 15th, August 15th, September 15th and October 15th (each a “Subsequent Tranche” and collectively, the “Subsequent Tranches”). Interest on the notes is payable in common stock and shall be valued at the volume weighted average price per share of common stock as

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 14 - Subsequent events (continued)

quoted on Bloomberg, LP for ten (10) days prior to the due date for the interest. The security for the Note is a first priority interest in all of the Company’s and its subsidiaries’ assets, subject to the existing security interest of Quercus in the assets of the Company including the stock of the Company’s wholly-owned subsidiary, Clean Power Technologies Limited (UK) (“CPTL-UK”) as provided in that certain note issued to Quercus on July 10, 2008 (the “July 2008 Note”) in the principal face amount of $2,000,000. The Note and the 2008 Note rank senior to all other indebtedness of the Company. If the Note is repaid prior to its maturity date or conversion, Quercus shall be paid a redemption fee in the form of 500,000 shares of the Company’s common stock, but all interest due on the Note shall be waived. Further, if not earlier converted or repaid, Quercus shall have the right at any time after the first anniversary of the issuance of the Note to convert all principal and interest on the Note into shares of the Company’s common stock at the conversion price of $0.15 per share. See Note 6 for our accounting for the $200,000 tranche that was issued on May 21, 2010.

The Note (including accrued but unpaid interest thereon) may be converted into equity securities of the Company in the Company’s next “Qualified Offering”. As per the 2010 Financing, the term “Qualified Offering” shall mean the next offering of equity securities (including securities exercisable for or convertible into equity securities but not including the conversion of the Note or the 2008 Note), which, unless such minimum amount is waived by Quercus, shall result in cumulative gross offering proceeds to the Company from the sale of securities by the Company of at least £3,000,000($4,579,050USD).

The conversion price for the offering shall be equal to the lowest offering price for the securities in the Qualified Offering, discounted by (a) 0%, if the Qualified Offering occurs within 60 days following May 21, 2010; (b) 10%, if the Qualified Offering occurs more than 60 days but within 120 days following May 21, 2010, (c) 33%, if the Qualified Offering occurs more than 120 days but within 180 days following May 21, 2010, and (d) 50%, if the Qualified Offering occurs more than 180 days following May 21, 2010. All other terms shall be as favorable as are offered to any other investor in the Qualified Offering, and Quercus shall enter into customary documents on the most favorable terms as are offered to any other investor in the Qualified Offering. The shares of common stock issued pursuant to the Note shall have certain registration rights as provided in the Securities Purchase Agreement.

As part of the 2010 Financing, the 2008 Face Value $2,000,000 Senior Convertible Note originally due July 10, 2010 (“2008 Note”) was amended to conform to the terms of the Note issued pursuant to the 2010 Financing, except that the 2008 Note shall continue to be secured by the pledge agreement entered into in connection with the issuance of that note and the holder will be entitled to a redemption fee of 1,000,000 shares of the Company’s common stock if the Note is repaid prior to maturity. Further, as part of the 2010 Financing, the Company and Quercus amended all outstanding warrants issued to Quercus to reset the exercise price to $0.15 per share and to extend the terms of such warrants until May 21, 2017.

The aforementioned amendment to the 2008 Note was substantial in regards to both cash flow and the resulting change in the fair value of the embedded conversion feature. Substantial is generally defined as changes greater than 10%. As a result, we applied extinguishment accounting to the debt and reset the values of the amended warrants on the date of the modification. The following table reflects the components of the extinguishment loss that was recorded in June 2010:

	Historical Carrying Values	New Fair Values	Extinguishment
Senior convertible note (forward component)	$1,362,578	$1,838,598	$476,020
Compound embedded conversion derivatives	720,187	1,293,333	573,146
Warrant derivatives	988,368	2,342,168	1,353,800
Deferred finance costs	(8,110)	--	8,110
Extinguishment loss	$3,063,023	$5,474,099	$2,411,076

CLEAN POWER TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (continued)
May 31, 2010
 (Stated in U.S. Dollars)
(Unaudited)

Note 14 - Subsequent events (continued)

Fair value considerations:

The forward component of the hybrid senior convertible notes was valued based upon its discounted cash flows, using credit-risk adjusted rates ranging from 13.85% to 15.40% over the term to maturity. The compound embedded derivative and warrant derivatives were valued using Monte Carlo Simulations and Dilution Adjusted Black-Scholes, respectively. The following table reflects material inputs and assumptions:

	Compound Derivative	Warrant Derivative
Conversion or strike price	$0.15	$0.15
Volatility or range	120%-141%	108.60%
Interest risk adjusted rate	5.58%-6.46%	--
Credit risk adjusted rate	13.85%-15.40%	--
Risk free rate	0.34%-1.26%	2.63%
Estimated term to maturity (years)	1.88	6.96
Equivalent amounts from MCS Simulations:
Volatility	133.09%	--
Interest risk adjusted rate	6.02%	--
Credit risk adjusted rate	14.62%	--

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. For a more complete understanding of our industry, the drivers of our business and our current period results, you should read the following Management's Discussion and Analysis of Financial Condition and Results of Operation in conjunction with our Annual Report on Form 10-K for the fiscal year ended August 31, 2009 and our other filings with the SEC.

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

With respect to our landfill energy application of the CESAR technology, working with our landfill energy partner NewEnCo and Renewable Power Systems (“RPS”), we have selected a ‘Jenbacher’ generator unit, operating at their Finmere, Oxfordshire site for installation of the first CESAR landfill system. A site survey has been carried out, and we have completed the design work for the specific application on this engine, which is operating at 500 KW output.  The first commercial CPT CESAR (clean energy separation and recovery system) is now complete and was unveiled at CPT's Newhaven facility on April 13, 2010. The CPT HR-L 300 is targeted to produce 30Kw of electrical power with a minimum of 92% up-time over a three month period. Production and supplier development will continue, as will design refinement and cost/weight reduction. On April 1, 2010, RPS issued a non-committal letter of intent to CPT, expressing interest to install heat recovery units to other RPS generators, more than 10,000Kw, which could power at least 10 further CPT HR-L units, pending successful trials.  The first commercial CESAR landfill system, the HR-L 300, underwent a further period of development and testing at CPT Newhaven, and was delivered to the RPS site in June.  After commission, the first test runs of the unit were extremely encouraging, with an additional recovered power output of 10% of the methane powered generator.

The onsite testing identified several areas where efficiency and reliability improvements could be made to the HR-L 300, and it was decided to return the unit to Newhaven for these to be carried out.  The improvements will enable the HR-L 300 unit to be more closely optimised to the exhaust stream heat energy available, and to achieve the design targets of operating continuously and automatically.

At the end of June, CPT met with RPS management who indicated they were very impressed with the performance and engineering of the HR-L 3-00 unit and it was agreed to move forward with further promotion and demonstration of the system to potential customers.

The improved system will be re-installed back on site by the end of July, with full operation of the unit targeted for the end of August.

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

Development of the truck mounted unit (Reefer) application has currently been discontinued until such time as the Company has sufficient funds and time to allocate to completion of this project.

The Biomass application will be developed using existing wood chip burning technologies, enhanced to provide heat for the CESAR system to enable the production of electrical power, as well as hot water. The target is for the first trial system to be commissioned upon completion of the launch of the commercial phase of our landfill application.

Liquidity / Capital Resources

Through to the end of our most recent fiscal year ending August 31, 2009, and to the end of the quarter ending May 31, 2010, we have funded development efforts and working capital through offerings of convertible debentures and common stock, as well as by stockholder loans from a director and executive officer of the Company, and certain third party loans.

As at May 31, 2010, we had no cash and an overdraft of $43,134, as compared to a cash balance of $29,346 as at August 31, 2009.  Despite receipt of cash proceeds from the sale of common stock during the first quarter of this fiscal year to offset monthly operating expenditures totalling $2,000,000, our expenditures continue to increase more rapidly than we can obtain additional working capital proceeds and therefore we have  a lack of available cash to meet our obligations.  Our cash during the nine month period was most significantly utilized to: reduce wages payable to $nil from $56,098 as at August 31, 2009; additional gross capital asset acquisitions totalling $265,918, and; retire a loan payable of $84,000.

Furthermore, most significantly during the three and nine month periods ending May 31, 2010, salaries and consulting fees increased from $392,601 (2009) to $426,061,  in and from $1,100,240 (2009) to $1,298,786 respectively as a result of new hires by the Company’s wholly owned subsidiary, a year over year base-salary increase to the Company’s CEO, and with the nine month year over year decrease ensuing from  a reduction in stock based compensation expenses, which figures were combined with salary and consulting fees expenses in recent periods; research and development costs decreased from $82,882 (2009) to $72,786, but increased from $235,516 to $287,486 due to additional development efforts on the landfill units, and; professional fees decreased from $1,333,994 to $(11,371) and from $1,477,768 to $390,098 as a result of reverse the costs incurred from US legal counsel both in respect to intellectual property work and legal costs associated with financings.

Based on our overhead requirements and additional cash required to implement our development plan through the current fiscal year, we anticipate requiring additional capital in the fourth quarter of this fiscal year.  Our current estimate is a requirement for approximately $1,500,000 by September, 2010 and a further $2,300,000 on or before March, 2011.

As at the end of the current quarter, and as of the date of this report, the Company does not have sufficient capital to continue operations or to continue its development efforts, for the next three months or beyond.  In order to continue funding our development efforts and operational requirements, we will be required to raise additional capital by way of equity or stockholder loans. On June 8, 2010, we entered into a working capital financing in the aggregate principal amount of $1,000,000 (the “2010 Financing”) with The Quercus Trust an entity which has previously invested in the Company. The terms of the financing are as follows: (i) the Company issued to Quercus a twenty-four month Senior Secured Convertible Promissory Note in the amount of $1,000,000 (the “Note”), bearing interest at the rate of ten percent (10%) per annum payable quarterly in common stock of the Company; (ii) tranches of $200,000 and $300,000 closed on May 21, 2010 and June 8, 2010, and (iii) additional tranches of $125,000 are to close on each of July 15th, August 15th, September 15th and October 15th (each a “Subsequent Tranche” and collectively, the “Subsequent Tranches”)..  We are in further negotiations currently to raise further funds in the U.K. and expect to close on £1,000,000 (approximately $1,500,000USD) by October 2010. However, there can be no assurance that the Company will be able to raise these required funds. If the Company cannot raise the required funds then operations may be reduced or cease.

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

The Company has had no revenues for the period from inception to May 31, 2010.  The Company reported a three and nine month loss from its operations totaling $2,498,108 and $4,436,967, respectively, as compared to a loss from operations totaling $2,317,014 (2009) and $4,281,022 (2009), respectively.   Within the current three and nine month periods, certain expenses increased compared to the previous fiscal year periods as noted above, while change in valuation of stock option liability changed from $184,911 and $398,071 respectively, to $nil and $(206,784), respectively, due to cancellation of  the stock options held by Mr. Mitha under the amendment of employment agreement.  The net loss for the three and nine month current periods was $3,966,541 and $4,656,456, respectively, compared to a net loss of $2,858,332 and $2,986,536 respectively, which variations were largely as a result of changes to quarterly valuations of its derivative financial instruments, as detailed in the notes to the financial statements.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Evaluation of Disclosure Controls and Procedures Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission ("SEC"), and that such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended May 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name & Address	Number of Shares Issued	Reason for Issuance
David Abbott 15 Longships Littlehampton Sussex BN17 6SL	25,000 shares of common stock	Shares issued for services rendered.
Abdul Mitha 32 Hawkwood Pl. N.W. Calgary, Alberta, Canada T3G 1X6	19,800,000 shares of common stock	Stock Award pursuant to an employment agreement and in settlement of outstanding loans.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit	Identification of Exhibit
3.1	Articles of Incorporation	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.1(i)	Amendment to Articles of Incorporation dated June 12, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.1(ii)	Amendment to Articles of Incorporation dated June 13, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
3.2	Bylaws	Incorporated by reference to our SB-2 registration statement filed with the Securities and Exchange Commission on March 15, 2004
3.2(i)	Amended and Restated Bylaws	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission on January 22, 2007
10.1	Agreement and Plan of Merger between the Company, Clean Energy and Power Solutions Inc. and the shareholders of Clean Power Technologies Inc. executed on May 22, 2006.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 21, 2006
10.2	Memorandum of Understanding between the Company and Mitsui Babcock Energy Limited dated September 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 12, 2006
10.3	Collaboration Agreement between the Company and Mitsui Babcock Limited dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 19, 2006
10.4	2007 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Form SB-2 registration statement filed with the Securities and Exchange Commission on March 23, 2007
10.5	Subscription Agreement from Doosan Babcock Energy Ltd., executed pursuant to the Collaboration Agreement between the Company and Doosan Babcock Energy Ltd. dated October 11, 2006	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 20, 2007
10.6	2008 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on April 17, 2008
10.7	Employment Agreement between Abdul Mitha and the Company effective May 1, 2008, approved by the Board of Directors on May 22, 2008.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 28, 2008
10.8	Stock Purchase Agreement dated July 10, 2008, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008

10.9	Promissory Note issued by the Company to The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.10	Registration Rights Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.11	Pledge Agreement by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.12	Class A Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.13	Class B Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated July 10, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on July 16, 2008
10.14	Cooperation Agreement between the Company and Voith Turbo GmbH & Co., KG dated August 5, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on August 8, 2008
10.15	Memorandum of Understanding between the Company and Farm Fresh Marketing Inc. dated December 12, 2008	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on December 16, 2008
10.16	Lease Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.17	Option Agreement between Quentin King and Clean Power Technologies Limited effective November 13, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.18	Lease Agreement between Mr. Andrew Leaver and Mrs. Hilary Leaver and Clean Power Technologies Limited effective November 18, 2008	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.19	Stock Purchase Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.20	Form of Registration Rights Agreement dated February 10, 2009, by and between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.21	Form of Warrant issued by the Company to the Quercus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.22	Form of Warrant issued by the Company to the Quecus Trust pursuant to the Stock Purchase Agreement dated February 10, 2009	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 13, 2009
10.23	Binding Letter of Intent between the Company and the University of Sussex dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.

10.24	Assignment of Patent between the Company and the University of Sussex, Richard Stobart and Mudalige Weerasinghe dated March 13, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on April 10, 2009.
10.25	2009 Stock Option and Stock Award Plan approved by the Board of Directors and the Shareholders	Incorporated by reference to our Definitive 14-C filed with the Securities and Exchange Commission on May 19, 2008
10.26	Amendment to the Articles of Incorporation and Bylaws of the Company.	Incorporated by reference to our Definitive Schedule 14C filed with the Securities and Exchange Commission on June 8, 2009.
10.27	Option Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 13, 2009.
10.28	Lease Agreement between Quentin King and Clean Power Technologies Limited effective June 29, 2009	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 13, 2009.
10.29	Memorandum of Understanding between NewEnco, Renewable Power Systems and the Company dated September 3, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 9, 2009.
10.30	Form of Amended and Restated Stock Purchase Agreement dated October 2, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.31	Form of Registration Rights Agreement between the Company and The Quercus Trust dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.32	Form of $0.27 Warrant issued by the Company to the Quecus Trust pursuant to the Amended and Restated Stock Purchase Agreement dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.33	Form of $0.38 Warrant issued by the Company to the Quecus Trust pursuant to the Amended and Restated Stock Purchase Agreement dated October 2, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 7, 2009.
10.34	Amendment No.1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009.
10.35	Form of Registration Rights Agreement dated October 16, 2009 between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.36	Form of $0.54 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.37	Form of $0.60 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009

10.38	Form of $0.77 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.39	Form of $0.85 Warrant issued by the Company to the Quecus Trust pursuant to Amendment No. 1 to Amended and Restated Stock Purchase Agreement dated October 16, 2009.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 20, 2009
10.40	Form of Securities Purchase Agreement between the Company and The Quercus Trust dated June 8, 2010	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 11, 2010
10.41	Form of 10% Senior Secured Convertible Promissory Note between the Company and Quercus Trust dated June 8, 2010	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 11, 2010
10.42	Form of Amended and Restated 10% Senior Secured Convertible Promissory Note dated June 8, 2010	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 11, 2010
10.43	Amendment to Employment Agreement between the Company and Abdul Mitha dated June 8, 2010	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 11, 2010
10.44	Form of Security Agreement between the Company and The Quercus Trust	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 11, 2010
10.45	Form of Composite Guarantee and Debenture between the Company and The Quercus Trust.	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 11, 2010
10.46	Executive Employment Agreement between the Company and Michael Burns	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on June 11, 2010
22.1	Notice of majority shareholder approval to increase authorized capital and establish two series of preferred shares.	Incorporated by reference to our Definitive Schedule 14C filed on July 2, 2008.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAN POWER TECHNOLOGIES INC.

Date:	July 20, 2010	By:	/s/ Abdul Mitha
		Name:	Abdul Mitha
		Title:	President, Principal Executive Officer

Date:	July 20, 2010	By:	/s/ Diane Glatfelter
		Name:	Diane Glatfelter
		Title:	Secretary, Treasurer, Principal Financial Officer